Form 10-Q
period 2018-02-28
Leader Capital Holdings Corp.
filed 2018-04-16
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-221548

LEADER CAPITAL HOLDINGS CORP

(Exact name of registrant issuer as specified in its charter)

Nevada	37- 1853394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 3, 9F., No.910, Sec. 2, Taiwan Blvd.,

Xitun Dist., Taichung City 407, Taiwan (R.O.C.)

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +886-4-23138178

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2018
Common Stock, $.0001 par value	102,275,395

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 28, 2018	August 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	230,110	394,096
Subscription receivable	-	20,080
Prepayments, deposits and other receivables	3,818	-
Total current assets	233,928	414,176

Non-current assets
Plant and equipment, net	20,034	-
Deposit	9,960	-
Intangible assets	26,500	29,500
Total non-current assets	56,494	29,500

TOTAL ASSETS	$290,422	$443,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$39,229	$-
Due to director	24,690	-
Due to related company	115,263	20,000
Total current liabilities	179,182	20,000

TOTAL LIABILITIES	$179,182	$20,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 102,275,395 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	10,228	10,228
Additional paid-in capital	434,861	434,861
Accumulated other comprehensive income	1	-
Accumulated deficit	(333,850)	(21,413)

TOTAL STOCKHOLDERS’ EQUITY	$111,240	$423,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,422	$443,676

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended February 28, 2018	For the three months ended February 28, 2018

REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	(312,674)	(167,679)

LOSS FROM OPERATIONS	(312,674)	(167,679)

Interest expense	-	-

LOSS BEFORE INCOME TAX	(312,674)	(167,679)

Other income/(expense):
Other income	238	238
Income tax expense	-	-

NET LOSS	(312,436)	(167,441)

Other comprehensive loss
Foreign currency translation loss	(1)	(1)

COMPREHENSIVE LOSS	(312,437)	(167,442)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	102,275,395	102,275,395

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended February 28, 2018	From March 22, 2017 (Date of inception) to August 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,437)	$(21,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	5,711	500
Changes in operating assets and liabilities:
Prepayments, deposits & other receivables	(13,778)	-
Amount due to director	24,690	-
Accounts payable and accrued liabilities	39,229	-
Amount due to a related company	95,263	20,000

Net cash provided by (used in) operating activities	161,322	(913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,745)	-
Purchase of Intangible assets	-	(30,000)

Net cash used in investing activities	(22,745)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	445,089
Subscription receivable	20,080	(20,080)
Net cash provided by financing activities	20,080	425,009

Effect of exchange rate changes on cash and cash equivalents	1	-

Net increase (decrease) in cash and cash equivalents	(163,986)	394,096
Cash and cash equivalents, beginning of period	394,096	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,110	$394,096

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the SIX MONTH ended February 28, 2018 (unaudited)   and august 31, 2017 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Capital Holdings Corp. was incorporated on March 22, 2017 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in the provision of investment platform services with the use of a mobile application.

Company name	Place/date of incorporation	Principal activities

1. Leader Financial Group Limited	Seychelles / March 6, 2017	Investment Holding

2. JFB Internet Service Limited	Hong Kong / July 6, 2017	Provide an Investment platform

We are a development-stage company with a fiscal year end of August 31. At this moment, we operate exclusively through our wholly owned subsidiaries Leader Financial Group Limited and JFB Internet Service Limited and share the same business plan of our subsidiaries which is to provide services through a mobile application investment platform.

Leader Capital Holdings Corp. and its subsidiaries are hereinafter referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Leader Capital Holdings Corp. and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Leader Capital Holdings Corp. and its wholly owned subsidiaries, Leader Financial Group Limited and JFB Internet Service Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted August 31 as its fiscal year end.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Software Development Costs

The Company expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Furniture and fixture	3
Leasehold improvement	3

Intangible asset

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit which is 5 years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended February 28, 2018.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Hong Kong. The Company is subject to tax in Hong Kong jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authority.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles and Hong Kong maintains its books and record in United States Dollars (“US$”) and Hong Kong Dollars (“HK$”) respectively, and Hong Kong Dollars is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of retained earnings.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended February 28, 2018	As of and for the period ended August 31, 2017

Year-end / average HK$ : US$1 exchange rate	7.80	7.80

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our financial statements and related disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. PLANT AND EQUIPMENT , Net

Plant and equipment as of February 28, 2018 are summarized below:

	As of and for the period ended February 28, 2018	As of and for the period ended August 31, 2017
Furniture & fixtures	$3,835	$-
Office equipment	2,732	-
Leasehold improvement	16,178	-
Total	22,745	-
Less: Accumulated depreciation	(2,711)	-
Plant and Equipment , net	$20,034	$-

Depreciation expense, classified as operating expenses, was $2,711 for the six months ended February 28, 2018.

4. RELATED PARTY TRANSACTIONS

	Six month ended February 28, 2018	From March 22, 2017 to August 31, 2017
Professional fee:
- Related Party A	$180,000	$20,000

Related party A is Greenpro Financial Consulting Limited. Directors of related party A are the investment managers of Greenpro Asia Strategic SPC-Greenpro Asia Strategic SP, Mr. Lee Chong Kuang and Mr. Loke Che Chan. This fee will be due to related party A upon receipt of an invoice.

Related party A provides services to the company during the period from March 22, 2017 (inception) to August 31, 2017, and the Company incurred professional fees of $20,000 to related party A.

During the six months period ended February 28, 2018, the Company incurred professional fees of $180,000 due to related party A. At February 28, 2018, $80,000   was due to related party A.

5. AMOUNT DUE TO RELATED COMPANIES

	As of February 28, 2018	As of August 31, 2017

- Related Party A	$80,000	$-
- Related Party B	15,263	-
- Related Party C	20,000	20,000
	115,263	20,000

As of February 28, 2018, the balance $115,263 represented an outstanding payable to three related companies. Directors of related party A are the investment managers of Greenpro Asia Strategic SPC-Greenpro Asia Strategic SP and those expenses are for professional fee. Directors of both related party B and related party C are the Company’s director, Mr. Lin and those are expenses paid for the Company’s general and administrative fee, such as rent and rates.

For the amount due to related companies, those are expenses paid to third parties by the related companies, they are interest free and repayable on demand.

6. AMOUNT DUE TO DIRECTOR

As of February 28, 2018, the director of the Company advanced collectively $24,690 to the Company, which is unsecured, bears no interest and is payable upon demand, for working capital purposes. As of August 31, 2017, the Company did not owe any amount from the director.

7. ACCRUED EXPENSES AND OTHER PAYABLES

From September 1, 2017 to February 28, 2018
Accrued expenses	$3,500
Unearned income	20,000
Accrued payroll	15,729
$39,229

As of February 28, 2018, the balance $39,229 represented an outstanding payable which included accrued payroll and unearned income.

8. INTANGIBLE ASSETS

On August 4 2017, JFB HK, a wholly owned subsidiary of the Company, acquired an investment platform that connects investor with other financial service providers in an effort to sharpen operational efficiency and respond to customer demands for more innovative services from a related company which is wholly owned by Mr. Lin at a purchase price of $30,000. As of August 31, 2017, the Company’s investment platform has been launched and there was amortization incurred for the period ended August 31, 2017.

According to provisions of FASB ASC 805-50-30 Transactions Between Commonly Controlled Entities, when accounting for transfers of intangible assets between entities under common control, the entity that receives the net intangible assets is required to measure the recognized assets transferred at their carry amounts in the accounts of the transferring entity at the date of the transfer and the value recorded is from historical carrying value. Amortization expense for intangible assets was $3,000 for the period ended February 28, 2018 and the net value of the intangible asset is $26,500.

9. SUBSCRIPTION RECEIVABLE

The Company has issued 100,400 shares of restricted common stock at a price of $0.20 per share to shareholders who, as of August 31, 2017, has not yet paid up the full subscription amount of $20,080 to the Company. As of February 28, 2018, the Company has received all subscription receivable.

10. COMMON STOCK

On March 22, 2017, the company issued 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. Lin for initial working capital of $10.

On June 16, 2017, the company issued 83,000,000, 5,000,000, 7,000,000 and 5,000,000 shares of restricted common stock to First Leader Capital Ltd., CPN Investment Ltd., Cheng Shui Fung and Greenpro Asia Strategic SPC respectively, each with par value of $0.0001 per share, for additional working capital of $10,000.

In July 2017 the Company sold shares to 22 shareholders, all of which reside in China, Hong Kong and Taiwan. A total of 1,474,995 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $294,999. The proceeds will be used as working capital.

In August 2017 the Company sold shares to 8 shareholders, all of which reside in China, Hong Kong and Taiwan. A total of 700,400 shares of restricted common stock were sold at a price of $0.20 per share. The proceeds will be used as working capital.

As of February 28, 2018, 2017, the Company has 102,275,395 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

11. COMMITMENTS AND CONTINGENCIES

During the period ended February 28, 2018, the Company entered into an agreement with an independent third party to lease office premises in Taiwan on a monthly basis, for the operations of the Company. The rental expense for the period ended February 28, 2018 was $19,765. The Company plans to use these three offices for business development in different locations.

As of February 28, 2018, the Company has the aggregate minimal rent payments due in the next four years as follow.

Year ending August 31,
2018	$31,324
2019	38,632
2020	39,790
2021	6,632

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.6, dated April 18, 2016, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Leader Capital Holdings Corp. is a company that operates through its wholly owned subsidiary, Leader Financial Group Limited, a Seychelles Company. It should be noted that our wholly owned subsidiary, Leader Financial Group Limited owns 100% of JFB Internet Service Limited, a Hong Kong Company.

At this time, we operate exclusively through our wholly owned subsidiary and share the same business plan of our subsidiary which is to function as the service provider of an investment platform. JFB Internet Service Limited owns the JFB mobile application. JFB is a platform that connects investor with other financial service providers in an effort to sharpen operational efficiency and respond to customer demands for more innovative services. It is a ready-made application to meet generic needs of financial service providers, especially for trust companies and insurance companies. Some degree of customization can be added to brand the application to better suit the client’s requirements. The JFB application has completed development, but we may evaluate the possibility of improving the application as time goes on. Additionally, it should be noted that the Company has not yet generated any revenue, and we currently operate at a net loss.

Liquidity and Capital Resources

Cash Used In Operating Activities

From March 22, 2017 to August 31, 2017, net cash used in operating activities was $913. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

From March 22, 2017 to August 31, 2017, net cash used in investing activities was $30,000. The cash used in investing activities was solely for the purchase of intangible assets.

Cash Provided From Financing Activities

From March 22, 2017 to August 31, 2017, net cash provided from financing activities was $425,009, which was mainly from issuance of shares and subscription receivable.

On March 22, 2017, Mr. Lin Yi-Hsiu purchased 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, for initial working capital of $10.

On June 16, 2017, the company issued 83,000,000, 5,000,000, 7,000,000 and 5,000,000 shares of restricted common stock to First Leader Capital Ltd., CPN Investment Ltd., Cheng Shui Fung and Greenpro Asia Strategic SPC respectively, each with a par value of $0.0001 per share, for additional working capital of $10,000.

In July, 2017 the Company sold shares to 22 shareholders, all of which reside in China, Hong Kong and Taiwan. A total of 1,474,995 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $294,999. The proceeds will be used as working capital.

In August, 2017 the Company sold shares to 8 shareholders, all of which reside in China, Hong Kong and Taiwan. A total of 700,400 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $140,080. The proceeds will be used as working capital.

In regards to all of the above transactions we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Results of Operation For the six months ended February 28, 2018

Our cash and cash equivalents balance is $230,110 as of February 28, 2018. Our cash balance is sufficient to fund our operations for a period of time.

General and administrative expenses

For the Six months ended February 28, 2018, we have had general and administrative expenses in the amount of $312,674. These expenses are comprised of professional fee of $180,000, salary and wages expenses of $53,437, rent and rates of $19,765 for the six months ended February 28, 2018.

Net loss

Our net loss for the Six months ended February 28, 2018 was $312,437. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash provided from operating activities was $161,322 for the six months ended February 28, 2018. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $22,745 for the Six months ended February 28, 2018 respectively. The cash used in investing activities for the Six months ended February 28, 2018 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $20,080 for the Six months ended February 28, 2018. The cash provided by financing activities was contributed from the subscription receivable.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of February 28, 2018.

Contractual Obligations

As of February 28, 2018, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive office and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: April 16, 2018

	By:	/s/ Lin Yi-Hsiu
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

