Form 10-Q
period 2018-05-31
Leader Capital Holdings Corp.
filed 2018-07-23
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2018

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2018
Common Stock, $.0001 par value	104,275,425

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2018	August 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	721,158	394,096
Subscription receivable
- Related parties	300,000	0
- Non related parties	-	20,080
Prepayments, deposits and other receivables	19,356	-
Total current assets	1,040,514	414,176

Non-current assets
Plant and equipment, net	20,162	-
Deposit	9,960
Intangible assets	25,000	29,500
Total non-current assets	55,112	29,500

TOTAL ASSETS	$1,095,626	$443,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$70,075	$-
Due to related company	-	20,000
Total current liabilities	70,075	20,000

TOTAL LIABILITIES	$70,075	$20,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 102,275,395 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	10,428	10,228
Additional paid-in capital	1,434,676	434,861
Accumulated other comprehensive income	1	-
Accumulated deficit	(419,554)	(21,413)

TOTAL STOCKHOLDERS’ EQUITY	$1,025,551	$423,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,095,626	$443,676

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended May 31,		For the nine months ended May 31
	2018	2017	2018	2017

REVENUE	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	(93,275)	-	(405,949)	-

LOSS FROM OPERATIONS	(93,275)	-	(405,949)

Interest expense	-	-	-	-

LOSS BEFORE INCOME TAX	(93,275)	-	(405,949)	-

Other income/(expense):
Other income
-Related parties	7,808	-	7,808	-
Income tax expense	-	-	-	-

NET LOSS	(85,705)	-	(398,141)	-

Other comprehensive loss
Foreign currency translation loss	-	-	(1)	-

COMPREHENSIVE LOSS	(85,705)	-	(398,142)	-

Net loss per share - Basic and diluted	$(0.01)	$(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	103,175,203	100,000	102,578,628	100,000

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,141)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	9206	-
Changes in operating assets and liabilities:
Prepayments, deposits & other receivables	(29,316)	-
Amount due to director	-	-
Accounts payable and accrued liabilities	70,075	-
Amount due to a related company	(20,000)	-

Net cash provided by (used in) operating activities	(368,176.00)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(24,858)	-
Purchase of Intangible assets	-	-

Net cash used in investing activities	(24,858)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,000,015	10
Subscription receivable	(279,920)	(10)
Net cash provided by financing activities	720,095	-

Effect of exchange rate changes on cash and cash equivalents	(1)	-

Net increase (decrease) in cash and cash equivalents	327,062	-
Cash and cash equivalents, beginning of period	394,096	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$721,158	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the NINE MONTH ended May 31, 2018 (unaudited) and august 31, 2017 (audited)

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

Revenue recognition

The Company recognizes its revenue in accordance with ASC Topic 605, “Revenue Recognition”, upon the delivery of its products when: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

-Rental income

Revenue from rental of leasehold land and buildings are recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased assets. The Company leases its commercial office in Taipei under non-cancelable operating leases with terms of 31 months to a related party which is Greenpro LF Limited, a Seychelles company, owned by Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended May 31, 2018.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended May 31, 2018	As of and for the period ended August 31, 2017

Year-end / average HK$ : US$1 exchange rate	7.80	7.80

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

3. PLANT AND EQUIPMENT, Net

Plant and equipment as of May 31, 2018 are summarized below:

	As of and for the period ended May 31, 2018	As of and for the period ended August 31, 2017
Furniture & fixtures	$3,912	$-
Office equipment	4,769	-
Leasehold improvement	16,178	-
Total	24,859	-
Less: Accumulated depreciation	(4,707)	-
Plant and Equipment , net	$20,152	$-

Depreciation expense, classified as operating expenses, was $4,707 and $0 for the nine months ended May 31, 2018 and 2017 respectively.

4. RELATED PARTY TRANSACTIONS

	Nine month ended May 31, 2018	From March 22, 2017 to August 31, 2017
Professional fee:
- Related Party A	$187,824	$20,000
- Related Party B	7,569	7,569
- Related Party C	300,000	-

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

During the nine months period ended May 31, 2018, the Company incurred professional fees of $187,824 due to related party A. At May 31, 2018, $3,240 was due to related party A.

Related Party B is Greenpro LF Limited. Directors of related party B are Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang..The Company leases its commercial office in Taipei under non-cancelable operating leases with terms of 31months.

During the nine months period ended May 31, 2018, the Company received $7,569 rental income from related party B.

Related Party C is Aquarius Protection Fund SPC-ACP Link Segregated. Director of related party C is Mr. Lin Yi-Hsiu, the director of the Company. The Company has issued 600,000 shares of common stock in the offering at a price of $0.50 per share to related party C on May 31, 2018.

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2018	As of August 31, 2017
Long-term Deposit	$9,960
Short-term Deposit	17,210	-
Other receivables	2,146	-
	$29,286

As of May 31, 2018, the balance $29,286 represented an outstanding deposit and other receivable which included rental deposit and management fee deposit. The accrued income is the rental income from leasing its commercial office in Taipei.

6. ACCRUED EXPENSES AND OTHER PAYABLES

	As of May 31, 2018	As of August 31, 2017
Accrued expenses	$47,169	-
Unearned income	27,000	-
	$74,169

As of May 31, 2018, the balance $74,169 represented an outstanding payable which included accrued expenses and unearned income. The unearned income is the upfront fee $27,000 which allocated to the whole contract term. The Company signed a service agreement with a third party which acts as agent to promote and sale the investment platform. The third party needs to pay a upfront fee and shares 30% of its profit to the Company.

7. INTANGIBLE ASSETS

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

According to provisions of FASB ASC 805-50-30 Transactions Between Commonly Controlled Entities, when accounting for transfers of intangible assets between entities under common control, the entity that receives the net intangible assets is required to measure the recognized assets transferred at their carry amounts in the accounts of the transferring entity at the date of the transfer and the value recorded is from historical carrying value. Amortization expense for intangible assets was $4,500 for the period ended May 31, 2018 and the net value of the intangible asset is $25,000.

8. SUBSCRIPTION RECEIVABLE

The Company has issued 600,000 shares of common stock in the offering at a price of $0.50 per share to a shareholder who, as of May 31, 2017, has not yet paid up the full subscription amount of $300,000 to the Company. As of June 1, 2018, the Company has received all subscription receivable.

9. COMMON STOCK

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

As of May 31, 2018, there are 104,275,425 shares of common stock issued and outstanding. The Company has issued 2,000,030 shares of common stock in the initial public offering at a price of $0.50 per share and received $1,000,015. There are no shares of preferred stock issued and outstanding.

10. COMMITMENTS AND CONTINGENCIES

During the period ended May 31, 2018, the Company entered into an agreement with an independent third party to lease office premises in Taiwan on a monthly basis, for the operations of the Company. The rental expense for the period ended May 31, 2018 was $35,204. The Company plans to use these three offices for business development in different locations.

As of May 31, 2018, the Company has the aggregate minimal rent payments due in the next four years as follow.

Year ending August 31,
2018	$15,260
2019	37,640
2020	38,769
2021	6,462

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $721,158 as of May 31, 2018. Our cash balance is sufficient to fund our operations for a period of time.

Cash Used in Operating Activities

Net cash provided from operating activities was $368,176 for the nine months ended May 31, 2018. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $24,858 for the nine months ended May 31, 2018 respectively. The cash used in investing activities for the nine months ended May 31, 2018 was resulted from the purchase of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $720,095 for   the nine months ended May 31, 2018. The cash provided by financing activities were the proceeds from initial public offering.

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

Comparison for the three month ended May 31, 2018 and May 31, 2017

Other income

Other income from rentals was $7,569 and $0 for the three months ended May 31, 2018 and 2017, respectively. It was derived principally from leasing properties in Taipei to a related party which is Greenpro LF Limited, a Seychelles company, owned by Mr. Lin Yi-Hsiu, and Mr. Lee Chong Kuang.

General and administrative expenses

General and administrative expenses were $93,275 and $0 for the three months ended May 31, 2018 and 2017 respectively. These expenses are comprised of salary and wages expenses, consulting fee and rent and rates of for the three months ended May 31, 2018.

Net loss

Our net loss was $85,705 and $0 for the three months ended May 31, 2018 and 2017 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Comparison for the nine month ended May 31, 2018 and May 31, 2017

Other income

Other income from rentals was $7,569 and $0 for the nine months ended May 31, 2018 and 2017, respectively. It was derived principally from leasing properties in Taipei to a related party which is Greenpro LF Limited, a Seychelles company, owned by Mr. Lin Yi-Hsiu, and Mr. Lee Chong Kuang.

General and administrative expenses

General and administrative expenses were $405,949 and $0 for the nine months ended May 31, 2018 and 2017 respectively. These expenses are comprised of salary and wages expenses, consulting fee and rent and rates of for the three months ended May 31, 2018.

Net loss

Our net loss was $398,141 and $0 for the three months ended May 31, 2018 and 2017 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2018.

Contractual Obligations

As of May 31, 2018, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 23, 2018

	By:	/s/ Lin Yi-Hsiu
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

