Form 10-K
period 2018-08-31
Leader Capital Holdings Corp.
filed 2018-12-14
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended August 31, 2018

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

Suite 2201, Malaysia Building, 50 Gloucester Road,

Wan Chai, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +886-4-23138178

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2018
Common Stock, $.0001 par value	104,275,395

LEADER CAPITAL HOLDINGS

FORM 10-K

For the Fiscal Year Ended August 31, 2018

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Leader” are references to Leader Capital Holdings Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“HK” refers to Hong Kong;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

ITEM 1. BUSINESS

Business Overview

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

In traditional investing, the investors have to screen and analyze financial information and economic data across time zones and regions. They have to gauge market sentiment in order to decide whether or not to invest and also struggle to handle rapid risk management decisions to manage losses as they cannot check their investment portfolio value in a timely manner. The JFB investment platform can help to resolve all of these problems.

JFB Application intends to, in the future, cooperate with trust companies and will help clients of these sales channels to review assets in their trust account at any time. The investors can use their trust accounts to purchase a wide range of investment products, including regulatory insurance policies and registered funds through the JFB Application. In this way, the JFB Application can reduce the workload of these sales channels. The investors can also use it to instruct their own trust accounts to make investments, without mailing and faxing, so that the investor can rapidly place investment orders ahead of others in an efficient way. The investment platform is a combination of traditional investment wisdom and advanced technology helping investors grasp investment opportunities ahead. Also, our innovative investment platform is well equipped with robust, comprehensive and real-time information.

The application is sleek and user-friendly and includes the following features:

1. Keep track of the user’s Investment portfolio

2. Show Insurance Policy details

3. Enable an investor to link virtually any trust account to check their balance

4. Show other financial products of the company.

5. The latest news

6. Financial Analysis from industry experts

7. Customize the background and the layout of the Application

8. Online Customer Service

In the future, the Company anticipates that the major source of revenue of the JFB Application will be generated from commissions received from trust companies. When a client sets up a trust account, he or she should pay a set up and annual fee for his or her account. The trust company will cooperate with JFB and share some percentage, which has not yet been finalized, of this income with JFB.

Competition

Fintech investment service providers has begun to grow rapidly around the world. The mobile applications that are found in the market mostly provide direct services to a single company and the investors can only choose that company’s products. Conversely, JFB can offer different companies products in the application and some tailor-made elements according to the user.

Marketing

The main marketing strategy of JFB is to develop various sales channels from our clients, such as insurance broker sales teams, real estate broker sales teams, social group sales teams or security broker sales teams etc. They are all welcome to join the JFB Platform. The Company will utilize the existing business connections of our Officers and Directors in order to market our application initially. Most sales teams do not have IT resources and software to manage their sales. JFB intends to provide IT services and software to help these team leaders manage their teams and bring the JFB application to their end user clients. Thus, team leaders and sales persons can reduce their administration workload from clients.

Employees

As of August 31, 2018, we, Leader Capital Holdings Corp., have two part time employees, all of which make up our Officers and Directors. Additionally, our subsidiary, JFB Internet Service Limited, has hired ten salaried employees comprised of one accountant, one art designer and three sales administrative assistants.

Currently, our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers/ or director.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Suite 2201, Malaysia Building, 50 Gloucester Road, Wan Chai, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings against to which we or any of our subsidiaries is a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of August 31, 2018, we had 104,275,395   shares of our Common Stock par value, $.0001 issued and outstanding. There were 53 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Dynamic Stock Transfer, Inc., with an address at 14542 Ventura Blvd., Suite 205 Sherman Oaks, CA 91403 and telephone number is (818) 465-3422

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

As of August 31 2018 and 2017, our accumulated deficits were $541,239 and $21,413 respectively. Our stockholders’ equity was $882,437 as of August 31 2018 and stockholders’ equity was $423,676 as of August 31 2017. We did not generate revenue for the fiscal year ended August 31 2018. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended August 31, 2018 compared with the year ended August 31, 2017

Revenue

We have not generated any revenue for the year ended August 31, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses for the year ended August 31, 2018 amounted to $560,833 as compared to $21,413 for the year ended August 31, 2017, an increase of $539,420. The expenses for the year ended August 31, 2018 were primarily consisted of payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses. For the year ended August 31, 2017, all general and administrative expenses were mainly related to incorporation fees, trademark application fee and bank charges.

Net Loss

The net loss for the year was $541,239 for the year ended August 31, 2018 as compared to $21,413 for the year ended August 31, 2017. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used In Operating Activities

Net cash used in operating activities for the year ended August 31, 2018 was $527,366 as compared to net cash used in operating activities of $913 for the year ended August 31 2017. The net cash used in operating activities for the year ended August 31, 2018 were mainly for   rental expense, payroll expense, marketing fee, advertising and promotion, entertainment expenses, IT expenses and rental expenses. For the year ended August 31, 2017, the net cash used in operating activities were mainly for payment of general and administrative expenses.

Net cash used in investing activities for the year ended August, 31 2018 and 2017 was $25,408 and $30,000, respectively. The net cash used in investing activities for the year ended August 31 2018 were mainly related to purchase of property, plant and equipment. For the year ended August 31, 2017, the cash used in investing activities was solely for the purchase of intangible assets.

Net cash provided by financing activities for the year ended August 31, 2018 was 998,001 as compared to $425,009 for the year ended August 31, 2017. The net cash provided by financing activities for the year ended August 31, 2018 were mainly attributed from issuance of shares in initial public offering. For the year ended August 31, 2017, net cash provided from financing activities was mainly from issuance of founder shares and subscription receivable.

Impairment of Intangible Assets

The impairment losses of intangible asset were $23,500 and $0 for the years ended August 31, 2018 and 2017, respectively. The Company performed an impairment test on the intangible asset as of August 31, 2018 based on ASC 350 “Goodwill and Other”. We performed a free cash flow to equity forecast of our intangible asset we expected that from 2018 to 2022, it will contribute a negative free cash flow to equity, while probably constituting a negative fair value of those entities. As a result, we decided to write off all of the intangible assets of this tangible asset   at August 31, 2018.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Leader Capital Holdings Corp. and its subsidiaries for the year ended August 31, 2018 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Leader Capital Holdings Corp. and its wholly owned subsidiaries, Leader Financial Group Limited and JFB Internet Service Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted August 31 as its fiscal year end.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was $25,000 impairment losses recorded on intangible assets for the period ended August 31, 2018.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended August 31, 2018	As of and for the period ended August 31, 2017

Year-end / average HK$ : US$1 exchange rate	7.80	7.80
Year-end NTD : US$1 exchange rate	30.69	30.12
Year-average NTD : US$1 exchange rate	29.91	30.44

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

Off-Balance Sheet Arrangements

As of August 31 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial Statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31 2018.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at August 31 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

Officer Biographies

NAME	AGE	POSITION
Lin Yi-Hsiu	49	Chief Executive Officer, President, Secretary, Treasurer, Director
Cheng Shui Fung	55	Director

Lin Yi-Hsiu - Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Lin graduated from Overseas Chinese University in Taiwan with a Bachelor’s Degree in Accounting. From 2007 to 2010, Mr. Lin was the Chief Executive Officer of Yuan-Chin Management Consulting Corp. in Taiwan where his primary duties included the oversight of the administration and marketing department. From 2010 to 2014, he founded and served as Chief Executive Officer of First Fidelity Asset Management Ltd. in Cayman Islands where his responsibilities included the creation of corporate strategies and overall company decisions. The company provided services for Trust Companies as an investment advisor and manager. In 2014, Mr. Lin founded Aquarius Protection Fund SPC in Cayman and currently serves as Chief Executive Officer and President. The Company issues three private funds, and invests in real estate business and private equity. Mr. Lin is responsible for administration, business planning and marketing.

Mr. Lin’s experience in the financial industry has led the Board of Director to reach the conclusion that he should serve as Chief Executive Officer, President, Secretary, Treasurer and Director of the Company.

Cheng Shui Fung – Director

Mr. Cheng started his career in the real estate investment industry in 2011 and continues to hold the position of Chief Executive Officer of HF Property Development Limited, a Hong Kong company which provides professional services for investment and skilled migration to European Union and oversea real estate investment. Mr. Cheng is responsible for the development of business strategies, investment decisions and he oversees all of the company’s operational activities. Mr. Cheng’s experience in management and business development has led the Board of Directors to reach the conclusion that he should serve as a Director of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment,decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Yi-Hsiu, Chief Executive Officer, President, Secretary, Treasurer, and Director	2018	-	-	-	-	-	-	-	$-

Cheng Shui Fung, Director	2018	-	-	-	-	-	-	-	$-

Compensation of Directors:

Name and principal position (a)	Year ended August 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Yi-Hsiu, Director	2018	-	-	-	-	-	-	-	$-

Cheng Shui Fung, Director	2018	-	-	-	-	-	-	-	$-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis:

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 31, 2018, the Company has 104,275,395 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Lin Yi-Hsiu *	100,000	0.10%	-	-	0.10%
Cheng Shui Fung **	7,000,000	6.71%			6.71%
5% Shareholders
First Leader Capital Ltd. ***	83,000,000	79.6%	-	-	79.6%
CPN Investment Ltd. ****	5,000,000	4.79%	-	-	4.79%
GreenPro Asia Strategic SPC *****	5,000,000	4.79%	-	-	4.79%

* Lin Yi-Hsiu is Chief Executive Officer, President, Secretary, Treasurer, and a Director of the Company. The address of Lin Yi-Hsiu is Rm. 3, 9F., No.910, Sec. 2, Taiwan Blvd., Xitun Dist., Taichung City 407, Taiwan (R.O.C.). ** Cheng Shui Fung is a Director of the Company. The address of Cheng Shui Fung is Flat C, 23/F, Yee Bo Mans 57-59 Fort St, North Point, Hong Kong.

*** First Leader Capital Ltd. is owned entirely by Lin Yi-Hsiu. The address of First Leader Capital Ltd. is Nerine Chambers, P.O. Box 905, Road Town, Tortola, British Virgin Islands.

**** CPN Investment Ltd. is owned entirely by Lin Yi-Hsiu. The address of CPN Investment Ltd. is Hansa Bank Building, 1st Floor, Landsome Road, The Valley, A1-2640, Anguilla, British West Indies.

***** Greenpro Asia Strategic SPC is controlled and managed by GC Investment Management Limited. The address of Greenpro Asia Strategic SPC is the 4th Floor, Harbour Place 103 South Church Street PO Box 10240 Grand Cayman KY1-1002 Cayman Islands.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On March 22, 2017, Mr. Lin Yi-Hsiu was appointed as Chief Executive Officer, President, Secretary, Treasurer and a member of our Board of Directors. Additionally, on June 6, 2016, the company issued 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. Lin for initial working capital of $10.

On June 16, 2017, the company issued 83,000,000, 5,000,000, 7,000,000 and 5,000,000 shares of restricted common stock to First Leader Capital Ltd., CPN Investment Ltd., Cheng Shui Fung and Greenpro Asia Strategic SPC respectively, each with par value of $0.0001 per share, for additional working capital of $10,000.

On August 14, 2017, Mr. Cheng Shui Fung was appointed as a member of our Board of Directors.

As of August 31, 2018, there are 104,275,395 shares of common stock issued and outstanding. The Company has issued 2,000,030 shares of common stock in the initial public offering at a price of $0.50 per share and received $1,000,000. There are no shares of preferred stock issued and outstanding.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of four members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended August 31 2018	For the year ended August 31 2017

Audit fees	$19,000	$12,000
Tax fees	-	-
All other fees	-	-
Total	$19,000	$12,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Leader Capital Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

PART I — FINANCIAL INFORMATION

PART V

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Leader Capital Holdings Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-221548) on November 14, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP..
(Name of Registrant)

Date: December 14, 2018	By:	/s/ Lin Yi-Hsiu
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date: December 14, 2018	By:	/s/ Cheng Shui Fung
	Title:	Director

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Leader Capital Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leader Capital Holdings Corp. and subsidiaries (the “Company”) as of August 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2017

Diamond Bar, California
December 14, 2018

Item 1. Financial statements

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED BALANCE SHEETS

	As of
	August 31, 2018	August 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	839,323	394,096
Subscription receivable	-	20,080
Prepayments, deposits and other receivables	89,504	-
Due from director	1,201	-
Due from related parties	878	-
Total current assets	930,906	414,176

Non-current assets
Plant and equipment, net	18,586	-
Deposit	9,960	-
Intangible assets	-	29,500
Total non-current assets	28,546	29,500

TOTAL ASSETS	$959,452	$443,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$77,015	$-
Due to related company	-	20,000
Total current liabilities	77,015	20,000

TOTAL LIABILITIES	$77,015	$20,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 104,275,395 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	10,428	10,228
Additional paid-in capital	1,434,661	434,861
Accumulated other comprehensive income	-	-
Accumulated deficit	(562,652)	(21,413)

TOTAL STOCKHOLDERS’ EQUITY	$882,437	$423,676

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$959,452	$443,676

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended August 31,
	2018	2017

REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	(560,834)	-

LOSS FROM OPERATIONS	(560,834)

OTHER INCOME	19,595	-

LOSS BEFORE INCOME TAX	(541,239)	-

Income tax expense	-	-

NET LOSS	(541,239)	-

Other comprehensive loss
Foreign currency translation loss	-	-

COMPREHENSIVE LOSS	(541,239)	-

Net loss per share - Basic and diluted	$(0.01)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	102,843,944	47,743,316

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED AUGUST 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balance as of March 22, 2017(inception)	100,000	10	-	-	-	10

Shares issued for founder’s shares	100,000,000	10,000	-	-	-	10,000
Shares issued for additional founders’ shares	2,175,395	218	434,861	-	-	435,079
Net loss	-	-	-	-	(21,413)	(21,413)
Balance as of August 31, 2017	102,275,395	10,228	$434,861	$-	$(21,413)	$423,676

Shares issued for IPO	2,000,000	$200	999,800	-	-	1,000,000
Net loss	-	-	-	-	(541,239)	(541,239)
Balance as of August 31, 2018	104,275,395	$10,428	$1,434,661	$-	$(562,652)	$882,437

See accompanying notes to consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(541,239)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible assets	23,500
Depreciation and Amortization	12,822	-
Changes in operating assets and liabilities:
Prepayments, deposits & other receivables	(99,464)	-
Accounts payable and accrued liabilities	77,015	-

Net cash used in operating activities	(527,366)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(25,408)	-

Net cash used in investing activities	(25,408)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,000,000	10
Subscription receivable	20,080	(10)
Amount due from director	(1,201)	-
Amount due from related parties	(878)	-
Repayment to a related company	(20,000)	-
Net cash provided by financing activities	998,001	-

Effect of exchange rate changes on cash and cash equivalents	-	-

Net increase in cash and cash equivalents	445,227	-
Cash and cash equivalents, beginning of period	394,096	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$839,323	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the YEAR ended August 31, 2018 and 2017 (audited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended August 31, 2018, the Company incurred a net loss of $541,239 and used cash in operating activities of $527,366.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the expenses during the periods reported. Actual results may differ from these estimates.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

-Other Income-Related Party

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. The Company fully impaired the intangible assets for the period ended August 31, 2018.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended August 31, 2018	As of and for the period ended August 31, 2017

Year-end / average HK$ : US$ 1 exchange rate	7.80	7.80
Year-end NTD : US$1 exchange rate	30.69	30.12
Year-average NTD : US$1 exchange rate	29.91	30.44

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective September 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

In February 2016 the FASB issued ASU 2016-02, “Leases” (ASU 2016-02), which requires us as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. We are continuing to assess the impact of ASU 2016-02 as we proceed with implementation activities to permit adoption on January 1, 2019. We expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. PLANT AND EQUIPMENT, NET

Plant and equipment as of August 31, 2018 are summarized below:

	As of and for the period ended August 31, 2018	As of and for the period ended August 31, 2017
Furniture & fixtures	$3,911	$-
Office equipment	5,319	-
Leasehold improvement	16,178	-
Total	25,408	-
Less: Accumulated depreciation	(6,822)	-
Plant and Equipment , net	$18,586	$-

Depreciation expense, classified as operating expenses, was $6,822 for the years ended August 31, 2018.

4. RELATED PARTY TRANSACTIONS

	Year ended August 31, 2018	From March 22, 2017 ( inception date) to August 31, 2017
Professional fee:
- Related Party A	$192,364	$20,000
Other income:
- Related Party B	18,923	-
Total	211,287	20,000

Related party A is Greenpro Financial Consulting Limited. Directors of related party A are the investment managers of Greenpro Asia Strategic SPC-Greenpro Asia Strategic SP, Mr. Lee Chong Kuang and Mr. Loke Che Chan. This fee will be due to related party A upon receipt of an invoice.

Related party A provides services to the company and the Company incurred professional fees of $192,364 and $20,000 to related party A during the year ended August 31, 2018 and 2017 respectively. There is no accrued amount for the year ended August 31, 2018 and 2017.

Related Party B is Greenpro LF Limited. Directors of related party B are Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang.The Company leases its commercial office in Taipei under non-cancelable operating leases with terms of 31months.

The Company received rental income $18,923 and $0 from related party B during the year ended August 31, 2018 and 2017 respectively. The rental income is recorded under other income.

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	Year ended August 31, 2018	Year ended August 31, 2017
Long-term Deposit	$9,960
Short-term Deposit	39,756	-
Prepaid expense	49,748	-
	$99,464	-

As of August 31, 2018, the balance $99,464 represented an outstanding deposit and other receivable which included rental deposit and management fee deposit. The prepaid expense is the prepayment of consultant fee.

6. ACCRUED EXPENSES AND OTHER PAYABLES

	Year ended August 31, 2018	Year ended August 31, 2017
Accrued expenses	$50,015	-
Unearned income	27,000	-
	$77,015

As of August 31, 2018, the balance $77,015 represented an outstanding payable which included accrued expenses and unearned income. The unearned income is the upfront fee $27,000 which allocated to the whole contract term. The Company signed a service agreement with a third party which acts as agent to promote and sale the investment platform. The third party needs to pay a upfront fee and shares 30% of its profit to the Company.

7. AMOUNT DUE FROM DIRECTOR

As of August 31, 2018, the balance $1,201 represented an outstanding loan from the Company’s director, Lin Yi-Hsiu. It is unsecured, interest-free with no fixed payment term, for loan purpose.

8. AMOUNT DUE FROM RELATED PARTIES

As of August 31, 2018, the balance $878 represented an outstanding loan from the Company’s employee. It is unsecured, interest-free with no fixed payment term, for loan purpose. The employee has repaid this amount in September 2018.

9. INTANGIBLE ASSETS

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

According to provisions of FASB ASC 805-50-30 Transactions Between Commonly Controlled Entities, when accounting for transfers of intangible assets between entities under common control, the entity that receives the net intangible assets is required to measure the recognized assets transferred at their carry amounts in the accounts of the transferring entity at the date of the transfer and the value recorded is from historical carrying value. Amortization expense for intangible assets was $6,500 for the period ended August 31, 2018.

The impairment losses of intangible asset were $23,500 and $0 for the years ended August 31, 2018 and 2017. The Company performed an impairment test on the intangible asset as of August 31, 2018 based on ASC 350 “Goodwill and Other”. We expect the intangible asset not to generate revenues in the near future. As a result, we decided to impair full amount of the intangible assets at August 31, 2018.

10. INCOME TAXES

For the year ended August 31, 2018 and the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	For the year ended	For the year ended
	August 31, 2018	August 31, 2017

Tax jurisdictions from:
- Local	$(244,940)	$-
- Foreign, representing	(1,600)	-
Seychelles	(294,699)	-
Hong Kong	(541,239)	(98,296)

Income/(loss) before income tax	$(541,239)	$(98,296)

The provision for income taxes consisted of the following:

	For the year ended	For the year ended
	August 31, 2018	August 31, 2017
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of the date of this report, the Company has not filed its federal tax return for fiscal year 2017 and 2016.

Seychelles

Under the current laws of the Seychelles, Leader Financial Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

JFB Internet Service Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. The Company has not received the tax return from Inland Revenue Department as of August 31,2018

	As of	As of
	August 31, 2018	August 31, 2017
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(93,409)	(7,320)
– Hong Kong	(48,708)	(83)
	(141,757)	(7,403)
Less: valuation allowance	141,757	7,403
Deferred tax assets	$-	$-

11. COMMON STOCK

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

As of August 31, 2018, there are 104,275,425 shares of common stock issued and outstanding. There was an increase of 2,000,030 shares of common stock issued and outstanding from initial public offering, when compared to the shares of common stock issued and outstanding as of February 28, 2018. There are no shares of preferred stock issued and outstanding.

12. COMMITMENTS AND CONTINGENCIES

During the period ended August 31, 2018, the Company entered into an agreement with an independent third party to lease office premises in Taiwan and Hong Kong on a monthly basis, for the operations of the Company. We are subject to operating lease expiring on October 31, 2020 and February 28,2019 for Taiwan and Hong Kong office respectively. The rental expense for the period ended August 31, 2018 was $56,044. The Company plans to use these three offices for business development in different locations.

As of August 31, 2018, the Company has the aggregate minimal rent payments due in the next three years as follow.

Year ending August 31,
2019	75,586
2020	37,714
2021	6,316

13. SUBSEQUENT EVENTS

On September 1, 2018, the Company appointed a Taiwan company to develop a mobile application which costs TWD20,000,000 (~USD651,466). As consideration thereof, the Company will issue equivalent restricted shares of our common stock which was $0.5 per share.

On October 29, 2018, the Company acquired 8.33% shareholding of a financial asset management company in Hong Kong company which is 50% and 45.45% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively and paid HK$800,000(USD102,564)  in cash.

