Form 10-Q
period 2018-11-30
Leader Capital Holdings Corp.
filed 2019-01-22
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2018

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

Rm 2201, Malaysia Building, 50 Gloucester Road,

Wanchai, Hong Kong

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2019
Common Stock, $.0001 par value	104,665,770

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	November 30, 2018	August 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	650,124	839,323
Prepayments, deposits and other receivables	66,910	89,504
Due from director	842	1,201
Due from related parties	-	878
Total current assets	717,876	930,906

Non-current assets
Plant and equipment, net	16,495	18,586
Deposit	9,960	9,960
Total non-current assets	26,455	28,546

TOTAL ASSETS	$744,331	$959,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$66,020	$77,015
Total current liabilities	66,020	77,015

TOTAL LIABILITIES	$66,020	$77,015

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 104,665,770 and 104,275,395 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	10,467	10,428
Additional paid-in capital	1,629,809	1,434,661
Accumulated other comprehensive income	-	-
Accumulated deficit	(961,965)	(562,652)

TOTAL STOCKHOLDERS’ EQUITY	$678,311	$882,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$744,331	$959,452

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended November 30,
	2018	2017

REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	(410,794)	(144,995)

LOSS FROM OPERATIONS	(410,794)	(144,995)

Interest expense	-	-

LOSS BEFORE INCOME TAX	(410,794)	(144,995)

Other income/(expense):
Other income	11,481	-
Income tax expense	-	-

NET LOSS	(399,313)	(144,995)

Other comprehensive loss
Foreign currency translation loss	(-)	(1)

COMPREHENSIVE LOSS	(399,313)	(144,996)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	104,665,770	102,275,395

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,313)	$(144,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,091	2,448
Shares issued for mobile application development cost	195,187
Impairment loss	102,564	-
Changes in operating assets and liabilities:
Prepayments, deposits & other receivables	22,594	(12,579)
Amount due to director	-	20,434
Accounts payable and accrued liabilities	(10,995)	8,864
Amount due to a related company	-	77,486

Net cash provided by (used in) operating activities	(87,872)	(48,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(17,958)
Investment	(102,564)	-

Net cash used in investing activities	(102,564)	(17,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from related parties	878	-
Repayment from director	359	20,080

Net cash provided by financing activities	1,237	20,080

Effect of exchange rate changes on cash and cash equivalents	(-)	1

Net decrease in cash and cash equivalents	(189,199)	(46,219)
Cash and cash equivalents, beginning of period	839,323	394,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$650,124	$347,877

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the THREE MONTH ended November 30, 2018 (unaudited) and August 31, 2018 (audited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended November 30, 2018, the Company incurred a net loss of $399,313 and used cash in operating activities of $87,872.

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

Rental income

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended November 30, 2018.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended November 30, 2018	As of and for the period ended August 31, 2018

Year-end / average HK$ : US$1 exchange rate	7.80	7.80

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

3. OTHER INVESTMENT

At November 30, 2018, the Company had an investment in Leader Financial Asset Management Limited of $102,564, which is 6.25% of the equity interest of Leader Financial Asset Management Limited and is accounted for under the cost method of accounting. Leader Financial Asset Management Limited is a company incorporated in Hong Kong and is 59.38% and 31.25% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively. The Company performed an impairment test on the investment and expect that will not to generate revenues in the near future. The impairment losses of other investment were $102,564 for the period ended November 30, 2018.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of November 30, 2018 are summarized below:

	As of and for the period ended November 30, 2018	As of and for the period ended August 31, 2018
Furniture & fixtures	$3,911	$3,911
Office equipment	5,319	5,319
Leasehold improvement	16,178	16,178
Total	25,408	25,408
Less: Accumulated depreciation	(8,913)	(6,822)
Plant and Equipment, net	$16,495	$18,586

Depreciation expense, classified as operating expenses, was $2,091 for the three months ended November 30, 2018.

5. RELATED PARTY TRANSACTIONS

	Three month ended November 30, 2018	Year ended August 31, 2018
Professional fee:
- Related Party A	$-	$192,364

Other Income:
- Related Party B	11,356	18,923
Total	11,356	211,287

Related party A is Greenpro Financial Consulting Limited. Directors of related party A are the investment managers of Greenpro Asia Strategic SPC-Greenpro Asia Strategic SP, Mr. Lee Chong Kuang and Mr. Loke Che Chan. This fee will be due to related party A upon receipt of an invoice. Related party A provides professional services to the company.

The Company incurred professional fees $0 and $192,364 for the three months ended November 30, 2018 and for the year ended August 31, 2018 respectively.

Related Party B is Greenpro LF Limited. Directors of related party B are Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang. The Company leases its commercial office in Taipei under non-cancelable operating leases with terms of 31months.

The Company received $11,356 and $18,923 rental income from related party B for the three months period ended November 30, 2018 and for the year ended August 31, 2018 respectively.

6. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	Three month ended November 30, 2018	Year ended August 31, 2018
Long-term Deposit	$9,960	9,960
Short-term Deposit	47,495	39,756
Prepaid expense	19,415	49,748
	$76,870	99,464

As of November 30, 2018, the balance $76,870 represented an outstanding deposit and other receivable which included rental deposit and management fee deposit. The prepaid expense is the prepaid consulting fee and transfer agent fee.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	Three month ended November 30, 2018	Year ended August 31, 2018
Accrued expenses	$39,020	50,015
Unearned income	27,000	27,000
	$66,020	77,015

As of November 30, 2018, the balance $66,020 represented an outstanding payable which included accrued expenses and unearned income. The unearned income is the upfront fee $27,000 which allocated to the whole contract term. The Company signed a service agreement with a third party which acts as agent to promote and sale the investment platform. The third party needs to pay an upfront fee and shares 30% of its profit to the Company. The accrued expenses is the accrued salary expenses.

8. AMOUNT DUE FROM DIRECTOR

As of November 30, 2018, the balance $842 represented an outstanding loan from the Company’s director, Lin Yi-Hsiu. It is unsecured, interest-free with no fixed payment term, for loan purpose.

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

In May 2018, the Company has issued 2,000,000 shares of common stock in the initial public offering at a price of $0.50 per share and received $1,000,000.

On September 1, 2018, the Company appointed a Taiwan company to develop a mobile application which costs TWD20,000,000 (~$650,618) and will pay in four installments. The company will pay 30% upon signed the agreement, 40% after the base set up of the mobile application, 20% after completed and tested all set up of the mobile application and 10% after 6 month’s stable operation. As consideration thereof, the Company issued 390,375 restricted shares of our common stock which was $0.5 per share as the first payment. The share price is based on the latest share price to third party.

As of November 30, 2018, there are 104,665,770 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

10. COMMITMENTS AND CONTINGENCIES

During the period ended November 30, 2018, the Company entered into an agreement with an independent third party to lease office premises in Taiwan on a monthly basis, for the operations of the Company. The rental expense for the period ended November 30, 2018 was $35,088. The Company plans to use these three offices for business development in different locations.

As of November 30, 2018, the Company has the aggregate minimal rent payments due in the next four years as follow.

Year ending August 31,
2019	$75,569
2020	37,714
2021	6,316

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $650,124 as of November 30, 2018. Our cash balance is sufficient to fund our operations for a period of time.

Cash Used in Operating Activities

Net cash used in operating activities was $87,872 for the three months ended November 30, 2018. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $102,564 for the three months ended November 30, 2018. The cash used in investing activities for the three months ended November 30, 2018 was resulted from the acquisition of 6.25% shareholding of a financial asset management company in Hong Kong company which is 59.38% and 31.25% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively and paid HK$800,000 (USD102,564) in cash.

Cash Provided by Financing Activities

Net cash provided by financing activities were $1,237 for the three months ended November 30, 2018. The cash provided by financing activities were the issuance of shares, repayment from employees and director.

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

Comparison for the three month ended November 30, 2018 and 2017

Revenue

We have not generated any revenue for the year ended November 30, 2018 and 2017.

General and administrative expenses

General and administrative expenses were $410,794 and $144,995 for the three months ended November 30, 2018 and 2017 respectively. These expenses are comprised of salary and wages expenses, impairment loss of investment and rent and rates of for the three months ended November 30, 2018.

Net loss

Our net loss was $399,313 and $144,995 for the three months ended November 30, 2018 and 2017 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of November 30, 2018.

Contractual Obligations

As of November 30, 2018, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending November 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 22, 2019

	By:	/s/ Lin Yi-Hsiu
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

