Form 10-Q
period 2019-02-28
Leader Capital Holdings Corp.
filed 2019-04-15
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2019

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2019
Common Stock, $.0001 par value	104,974,284

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 28, 2019	August 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	458,499	839,323
Prepayments, deposits and other receivables	73,311	89,504
Notes receivable	50,000	-
Due from director	714	1,201
Due from related parties	-	878
Total current assets	582,524	930,906

Non-current assets
Plant and equipment, net	5,813	18,586
Leasehold improvement	8,538	-
Deposit	-	9,960
Total non-current assets	14,351	28,546

TOTAL ASSETS	$596,875	$959,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$64,344	$77,015
Total current liabilities	64,344	77,015

TOTAL LIABILITIES	$64,344	$77,015

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 104,665,770 and 104,275,395 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	10,467	10,428
Additional paid-in capital	1,629,809	1,434,661
Accumulated other comprehensive income	(1)	-
Accumulated deficit	(1,107,744)	(562,652)

TOTAL STOCKHOLDERS’ EQUITY	$532,531	$882,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,875	$959,452

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended February 28,		For the six months ended February 28,
	2019	2018	2019	2018

REVENUE	-	-	-	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	(157,836)	(167,679)	(568,630)	(312,674)

LOSS FROM OPERATIONS	(157,836)	(167,679)	(568,630)	(312,674)

Interest expense	-	-	-	-

LOSS BEFORE INCOME TAX	(157,836)	(167,679)	(568,630)	(312,674)

Other income/(expense):
Other income	12,056	238	23,537	238
Income tax expense	-	-	-	-
NET LOSS	(145,780)	(167,441)	(545,093)	(312,436)

Other comprehensive loss
Foreign currency translation loss	1	(1)	1	(1)

COMPREHENSIVE LOSS	(145,779)	(167,442)	(545,092)	(312,437)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding - Basic and diluted	104,665,770	102,275,395	104,665,770	102,275,395

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(545,092)	$(312,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	195,187	-
Impairment loss on investment	102,564	-
Depreciation and Amortization	4,235	5,711
Changes in operating assets and liabilities:
Prepayments, deposits & other receivables	26,153	(13,778)
Amount due from related companies	-	80,000
Amount due to director	-	24,690
Accounts payable and accrued liabilities	(12,671)	39,229
Amount due to a related company	-	15,263

Net cash used in operating activities	(229,624)	(161,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(22,745)
Investment in subsidiaries	(102,564)	-

Net cash used in investing activities	(102,564)	(22,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related parties	878	-
Advances to director	487	-
Note receivable	(50,000)	-
Subscription receivable	-	20,080

Net cash provided by financing activities	(48,635)	20,080

Effect of exchange rate changes on cash and cash equivalents	(1)	1

Net decrease in cash and cash equivalents	(380,824)	(163,986)
Cash and cash equivalents, beginning of period	839,323	394,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$458,499	$230,110

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the SIX MONTH ended February 28, 2019 (unaudited) and August 31, 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended February 28, 2019, the Company incurred a net loss of $ 545,093 and used cash in operating activities of $229,624.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended February 28, 2019.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended February 28, 2019	As of and for the period ended August 31, 2018

Year-end / average HK$ : US$1 exchange rate	7.80	7.80

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

Recent accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. OTHER INVESTMENT

At November 30, 2018, the Company had an investment in Leader Financial Asset Management Limited of $102,564, which is 6.25% of the equity interest of Leader Financial Asset Management Limited and is accounted for under the cost method of accounting. Leader Financial Asset Management Limited is a company incorporated in Hong Kong and is 59.38% and 31.25% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively. The Company performed an impairment test on the investment and expect that will not to generate revenues in the near future. The impairment losses of other investment were $102,564 for the period ended February 28, 2019.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of February 28, 2019 are summarized below:

	As of and for the period ended February 28, 2019	As of and for the period ended August 31, 2018
Furniture & fixtures	$3,911	$3,911
Office equipment	5,319	5,319
Leasehold improvement	16,178	16,178
Total	25,408	25,408
Less: Accumulated depreciation	(11,057)	(6,822)
Plant and Equipment , net	$14,351	$18,586

Depreciation expense, classified as operating expenses, was $4,235 for the six months ended February 28, 2019.

5. RELATED PARTY TRANSACTIONS

	Six month ended February 28, 2019	Year ended August 31, 2018
Professional fee:
- Related Party A	$8,800	$192,364
Other Income:
- Related Party B	22,707	18,923
Total	31,507	211,287

Related party A is Greenpro Financial Consulting Limited. Directors of related party A are the investment managers of Greenpro Asia Strategic SPC-Greenpro Asia Strategic SP, Mr. Lee Chong Kuang and Mr. Loke Che Chan. This fee will be due to related party A upon receipt of an invoice. Related party A provides professional services to the company.

The Company incurred professional fees $8,800 and $192,364 for the Six months ended February 28, 2019 and for the year ended August 31, 2018 respectively.

Related Party B is Greenpro LF Limited. Directors of related party B are Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang.The Company leases its commercial office in Taipei under non-cancelable operating leases with terms of 31months.

The Company received $22,707 and $18,923 rental income from related party B for the Six months period ended February 28, 2019 and for the year ended August 31, 2018 respectively.

6. NOTES RECEIVABLE

On February 13,2019 the Company entered into a loan agreement with Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency $50,000. The loan is unsecured, bears interest at 8% per annum, and is due on May 31, 2019. The Company made the loan to Kurrency as part of the Company’s plans to expand its business in software technology.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	Six month ended February 28, 2019	Year ended August 31, 2018
Long-term Deposit	-	9,960
Short-term Deposit	59,496	39,756
Prepaid expense and other receivables	13,635	49,748
	$73,131	99,464

As of February 28, 2019, the balance $73,131 represented an outstanding deposit and other receivable which included rental deposit and management fee deposit. The prepaid expense is the prepaid transfer agent fee.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	Six month ended February 28, 2019	Year ended August 31, 2018
Accrued expenses	$37,344	50,015
Unearned income	27,000	27,000
	$64,344	77,015

As of February 28, 2019, the balance $64,344 represented an outstanding payable which included accrued expenses and unearned income. The unearned income is the upfront fee $27,000 which allocated to the whole contract term. The Company signed a service agreement with a third party which acts as agent to promote and sale the investment platform. The third party needs to pay an upfront fee and shares 30% of its profit to the Company. The accrued expenses is the accrued salary expenses.

9. AMOUNT DUE FROM DIRECTOR

As of February 28, 2019, the balance $714 represented an outstanding loan from the Company’s director, Lin Yi-Hsiu. It is unsecured, interest-free with no fixed payment term, for loan purpose.

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

On September 1, 2018, the Company appointed a Taiwan company to develop a mobile application which costs TWD20,000,000 (USD651,466). As consideration thereof, the Company will issue 390,375 restricted shares of our common stock which was $0.5 per share.

As of February 28, 2019, there are 104,665,770 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

11. COMMITMENTS AND CONTINGENCIES

During the period ended February 28, 2019, the Company entered into an agreement with an independent third party to lease office premises in Taiwan on a monthly basis, for the operations of the Company. The rental expense for the period ended February 28, 2019 was $57,899. The Company plans to use these three offices for business development in different locations.

As of February 28, 2019, the Company has the aggregate minimal rent payments due in the next four years as follow.

Year ending August 31,
2019	$71,855
2020	41,807
2021	6,300

12. SUBSEQUENT EVENTS

On September 1, 2018, the Company appointed a Taiwan company to develop a mobile application which costs TWD20,000,000 (~$650,618) and will pay in four installments. The company will pay 30% upon signed the agreement, 40% after the basic set up of the mobile application, 20% after completed and tested all set up of the mobile application and 10% after 6 month’s stable operation. on September 1, 2018, as consideration thereof The Company issued 390,375 restricted shares of our common stock which was $0.5 per share.

On March 1, 2019, the Company should issue 518,303 restricted shares of our common stock which was $0.5 per share for the second payment which should be paid when completed the basic set up of the mobile application. The Company issued 308,514 restricted shares of our common stock on March 1,2019 and the Company will issue remaining 209,789 restricted shares of our common stock to the Taiwan company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended August 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No. 4, dated February 5, 2018, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED FEBRUARY 28, 2019

General and Administrative Expenses

For the three months ended February 28, 2019, we have had general and administrative expenses in the amount of $157,836. These expenses are comprised of salary and wages expenses of $18,880 and rent and rates of $72,830 for the three months ended February 28, 2019.

Net Loss

We recorded a net loss of $145,780. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $229,624 for the Six months ended February 28, 2018. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $102,564 for the Six months ended February 28, 2018. The cash used in investing activities for the six months ended November 30, 2018 was resulted from the acquisition of 6.25% shareholding of a financial asset management company in Hong Kong company which is 59.38% and 31.25% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively and paid HK$800,000 (USD102,564) in cash.

Cash Provided by Financing Activities

Net cash used in financing activities were $48,365 for the Six months ended February 28, 2018. The cash provided by financing activities was contributed from the loan from related parties and used to loan to a Taiwan company.

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

Result Of Operation For the six months ended February 28, 2019

Our cash and cash equivalents balance is $458,499 as of February 28, 2019. Our cash balance is sufficient to fund our operations for a period of time.

Revenue

For the Six months ended February 28, 2019, the Company generated no revenue. Our gross profits for the Six months ended February 28, 2019 was $Nil.

General and administrative expenses

For the Six months ended February 28, 2019, we have had general and administrative expenses in the amount of $568,630. These expenses are mainly comprised of Company’s consulting fee, website maintenance fee, salary and wages expenses and rent and rates of for the Six months ended February 28, 2019.

Net loss

Our net loss was $545,093 for the Six months ended February 28, 2019. The net loss mainly derived from the general and administrative expenses incurred.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of February 28, 2019.

Contractual Obligations

As of February 28, 2019, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: April 15, 2019	By:	/s/ Lin Yi-Hsiu
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

