Form 10-Q
period 2019-05-31
Leader Capital Holdings Corp.
filed 2019-07-23
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2019

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2019
Common Stock, $.0001 par value	105,184,073

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3
	Condensed Consolidated Balance Sheets as of May 31, 2019 (unaudited) and August 31, 2018 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended May 31, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Equity for the Three Months Ended May 31,2018 and 2019 and for the Nine Months Ended May 31, 2018 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2019 and 2018 (unaudited)	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7 to 13
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14 to 16
ITEM 3.	QUANTITATIVE AND QUALITATIVED IS CLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION	17

ITEM 1	LEGAL PROCEEDINGS	17
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4	MINE SAFETY DISCLOSURES	17
ITEM 5	OTHER INFORMATION	17
ITEM 6	EXHIBITS	17
SIGNATURES		18

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2019	August 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,289	$839,323
Prepayments, deposits and other receivables	69,820	89,504
Notes receivable	273,283	-
Due from director	4,755	1,201
Due from related parties	-	878
Total current assets	$499,147	$930,906

Non-current assets
Plant and equipment, net	$5,044	$7,351
Leasehold improvement	7,189	11,235
Deposit	-	9,960
Total non-current assets	$12,233	$28,546

TOTAL ASSETS	$511,380	$959,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$50,646	$77,015
Total current liabilities	$50,646	$77,015

TOTAL LIABILITIES	$50,646	$77,015

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding		-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 105,184,073 and 104,275,395 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	$10,519	$10,428
Additional paid-in capital	1,888,909	1,434,661
Accumulated other comprehensive income	-	-
Accumulated deficit	(1,438,694)	(562,652)

TOTAL STOCKHOLDERS’ EQUITY	$460,734	$882,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$511,380	$959,452

See accompanying notes to the condensed unaudited consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended May 31,		For the nine months ended May 31,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$(336,351)	$(93,275)	$(904,981)	$(405,949)

LOSS FROM OPERATIONS	$(336,351)	$(93,275)	$(904,981)	$(405,949)

Interest expense	$-	$-	$-	$-

LOSS BEFORE INCOME TAX	$(336,351)	$(93,275)	$(904,981)	$(405,949)

Other income/(expense):
Other income-related parties	$2,185	$7,808	$25,560	$7,808
Interest income-non-related parties	3,216	-	3,381
Income tax expense	-	-	-	-

NET LOSS	$(330,950)	$(85,467)	$(876,042)	$(398,141)

Other comprehensive loss
Foreign currency translation loss	$-	$-	$-	$-

COMPREHENSIVE LOSS	$(330,950)	$(85,467)	$(876,042)	$(398,141)

Net loss per share - Basic and diluted	$(0.003)	$(0.001)	$(0.01)	$(0.004)

Weighted average number of common shares outstanding - Basic and diluted	104,778,733	103,175,203	104,778,733	102,578,628

See accompanying notes to the condensed unaudited consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2018 and 2019 AND FOR THE NINE MONTHS ENDED MAY 31, 2018 AND MAY 31, 2019

(UNAUDITED)

For the three months ended May 31, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of February 28, 2019	104,665,770	$10,467	$1,629,809	$(1,107,744)	$1	$532,531
Shares issued for development costs	908,678	91	454,248	-	-	454,339
Shares Cancelled	(390,375)	(39)	(195,148)			(195,188)
Accumulated other comprehensive income/(loss)	-	-	-	-	(1)	(1)
Net loss	-	-	-	(330,950)	-	(330,950)
Balance as of May 31, 2019 (unaudited)	105,184,073	$10,519	$1,888,909	$(1,438,694)	$-	$460,734

For the nine months ended May 31, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of August 31, 2018 (audited)	104,275,395	$10,428	$1,434,661	$(562,652)	$-	$882,437
Shares issued for development costs	908,678	91	454,248	-	-	454,339
Net loss	-	-	-	(876,042)	-	(876,042)
Balance as of May 31, 2019 (unaudited)	105,184,073	$10,519	$1,888,909	$(1,438,694)	$-	$460,734

For the three months ended May 31, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL EQUITY
Balance as of February 28, 2018	102,275,395	$10,228	$434,861	$(333,850)	$1	$111,240
Shares issued for IPO	2,000,000	200	999,815		-	1,000,015
Accumulated other comprehensive income/(loss)	-	-	-	-	1	1
Net loss	-	-	-	(85,705)	-	(85,705)
Balance as of May 31, 2018 (unaudited)	104,275,395	$10,428	$1,434,676	$(419,554)	$1	$1,025,551

For the nine months ended May 31, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL EQUITY
Balance as of August 31, 2017 (audited)	102,275,395	$10,228	$434,861	$(21,413)	$-	$423,676
Shares issued for IPO	2,000,000	200	999,815	-	-	1,000,015
Accumulated other comprehensive income/(loss)	-	-	-	-	1	1
Net loss	-	-	-	(398,141)	-	(398,141)
Balance as of May 31, 2018 (unaudited)	104,275,395	$10,428	$1,434,676	$(419,554)	$1	$1,025,551

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months ended May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(876,042)	$(398,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	454,338	-
Impairment loss on investment	102,564	-
Depreciation and Amortization	6,352	9,206
Changes in operating assets and liabilities:
Prepayments, deposits & other receivables	29,644	(29,316)
Amount due to director	-	-
Accounts payable and accrued liabilities	(26,369)	70,075
Amount due to a related company	-	(20,000)

Net cash used in operating activities	(309,511)	(368,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(24,858)
Investment in subsidiaries	(102,564)	-

Net cash used in investing activities	(102,564)	(24,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to related parties	878	-
Advances to director	(3,554)	-
Notes receivable	(273,283)
Proceeds from share issuance	-	1,000,015
Subscription receivable	-	(279,920)

Net cash provided by / (used in) financing activities	(275,959)	720,095

Effect of exchange rate changes on cash and cash equivalents		-

Net increase / (decrease) in cash and cash equivalents	(688,034)	327,062
Cash and cash equivalents, beginning of period	839,323	394,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,289	$721,158

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO unaudited FINANCIAL STATEMENTS

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months period ended May 31, 2019 are not necessarily indicative of the results to be expected for the year ending August 31, 2019.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended May 31, 2019, the Company incurred a net loss of $876,042 and used cash in operating activities of $309,511.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalent balance is $151,289 and $839,323 as of May 31, 2019 and August 31,2018, respectively.

Software Development Costs

The Company expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, The Company has issued 390,375 restricted common shares at $0.50 per share and incurred total costs of $195,188 for the first development stage in the nine months ended May 31,2019. The Company expensed all $195,188 development costs in G&A expenses.

We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. The Company has issued 518,303 restricted common shares at $0.50 per share and incurred total costs of $259,152 for the second development stage in the nine months period ended May 31, 2019. The second development stage is for basic set of the mobile application. The Company has expensed all $259,152 development costs for the second development stage in G&A expenses. As of the reporting date, the second development stage is still under process and thus the Company did not capitalize the cost of development.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

-	Step 1: Identify the contract
-	Step 2: Identify the performance obligations
-	Step 3: Determine the transaction price
-	Step 4: Allocate the transaction price
-	Step 5: Recognize revenue

The Company had net revenue of $0 for the nine months period ended May 31,2019 and 2018, respectively.

Other Income- Related Party

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the period ended May 31, 2019.

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

Loss per common share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of May 31, 2019, there are no outstanding dilutive securities. For nine months ended March 31, 2019, the Company had net loss per common share, basic and diluted of $0.01 and $0.004, respectively.

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

The reporting currency of the Company and its subsidiaries is United States Dollars (“US$”). It is also the functional currency as being the primary currency of the economic environment in which the entity operates.

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

ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. OTHER INVESTMENT

At November 30, 2018, the Company had an investment in Leader Financial Asset Management Limited of $102,564, which is 6.25% of the equity interest of Leader Financial Asset Management Limited and is accounted for under the cost method of accounting. Leader Financial Asset Management Limited is a company incorporated in Hong Kong and is 59.38% and 31.25% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively. The Company performed an impairment test on the investment and expect that will not to generate revenues in the near future. The impairment losses of other investment were $102,564 for the nine month period ended May 31, 2019.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of May 31, 2019 and August 31, 2018 are summarized below:

	As of May 31, 2019	As of August 31, 2018
Furniture & fixtures	$3,911	$3,911
Office equipment	5,319	5,319
Leasehold improvement	16,178	16,178
Total	$25,408	$25,408
Less: Accumulated depreciation	(13,175)	(6,822)
Plant and Equipment, net	$12,233	$18,586

Depreciation expense, classified as operating expenses, was $6,352 and $4,707 for the nine months ended May 31, 2019 and 2018, respectively.

5. RELATED PARTY TRANSACTIONS

	For Nine months period ended May 31, 2019	For nine months period ended May 31, 2018
Professional fee:
- Related Party A	$8,800	$187,824
Other Income:
- Related Party B	$25,560	$7,569

Related party A is Greenpro Financial Consulting Limited. Directors of related party A are the investment managers of Greenpro Asia Strategic SPC-Greenpro Asia Strategic SP, Mr. Lee Chong Kuang and Mr. Loke Che Chan. This fee will be due to related party A as the Company obtains control of the services. Related party A provides professional services to the company.

The Company incurred professional fees $8,800 and $187,824 for the nine months ended May 31, 2019 and 2018,respectively.

Related Party B is Greenpro LF Limited. Directors of related party B are Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang. The Company leases its commercial office in Taipei under non-cancelable operating leases with terms of 31 months.

The Company received $25,560  and $7,569 rental income from related party B for the nine months period ended May 31, 2019 and 2018, respectively.

6. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2019	As of August 31, 2018
Short-term Deposit	$59,495	$39,756
Long-term Deposit	-	9,960
Prepaid expense and other receivables	10,325	49,748
	$69,820	$99,464

As of May 31, 2019, the balance $69,820 represented an outstanding deposit and other receivable which included rental deposit, management fee deposit and interest receivables. The prepaid expense is the prepaid transfer agent fee.

7. SHORT TERM NOTES RECEIVABLES

On February 13, 2019 the Company entered into a loan agreement with Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency $50,000. The loan is unsecured, bears interest at 8% per annum, and is due in August 2019. The Company made the loan to Kurrency as part of the Company’s plans to expand its business in software technology.

The Company entered into multiple short-term loan agreements with two unrelated parties and loaned them for a total amount of $223,283.  The loans are unsecured, bears interest at 8% per annum, and are due in March 2020 to May 2020. The Company made the loans to these two unrelated parties as part of the Company’s plans to expand its business in software technology.

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of May 31, 2019	As of August 31, 2018
Accrued expenses and other payables	$50,646	$50,015
Unearned income	-	27,000
	$50,646	$77,015

As of May 31, 2019, the balance $50,646 represented accrued expenses including office expenses and salary expenses.

9. AMOUNT DUE FROM DIRECTOR

As of May 31, 2019, and August 31,2018, the balance $4,755 and $1,201 represented outstanding loans from the Company’s director, Lin Yi-Hsiu. The loans are unsecured, interest-free with no fixed payment term, for loan purpose. The imputed interest of these loans is immaterial for the nine months ended May 31,2019.

10. COMMON STOCK

On March 22, 2017, the company issued 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. Lin Yi-Hsiu for initial working capital of $10.

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

On September 1, 2018, the Company appointed LOC Weibo Co., Ltd (“LOC”), a Taiwan company to develop a mobile application which costs TWD20,000,000 (USD651,466) in total. As consideration thereof, the Company issued 908,678 restricted common shares in aggregate at $0.50 per share during the nine month period ended May 31, 2019. LOC Weibo Co., Ltd is not related to the Company as of May 31, 2019.

As of May 31, 2019 and August 31, 2018, there are 105,184,073 and 104,275,395 shares of common stock issued and outstanding, respectively. There are no preferred stock issued and outstanding as of May 31, 2019 and August 31, 2018.

11. COMMITMENTS AND CONTINGENCIES

During the nine months period ended May 31, 2019, the Company entered into an agreement with an independent third party to lease office premises in Taiwan on a monthly basis, for the operations of the Company. The rental expense for the nine months period ended May 31, 2019 was $98,356. The Company plans to use these three offices for business development in different locations.

As of May 31, 2019, the Company has the aggregate minimal rent payments due in the next two years as follow.

Year ending May 31,
2020	$75,972
2021	$22,037

12. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Our cash and cash equivalent balance is $151,289 as of May 31, 2019. Our cash balance is sufficient to fund our operations for a period of time

Result of Operation For the three months ended May 31, 2019 and 2018

General and Administrative Expenses

General and Administrative Expenses were $336,351 and $93,275 for the three months ended May 31, 2019 and 2018 respectively. These expenses are mainly comprised of salary and wages expenses of $3,761 ,rent of $25,527 and mobile application development costs of $259,152 for the three months ended May 31, 2019.

Net Loss

We recorded a net loss of $330,950 and $85,467 for the three months ended May 31, 2019 and 2018 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Result of Operations For the nine months ended May 31, 2019 and 2018

Revenue

We have not generated any revenue for the nine months ended May 31, 2019 and 2018.

General and administrative expenses

General and administrative expenses were $904,981 and $405,949 for the nine months ended May 31, 2019 and 2018 respectively. These expenses are mainly comprised of the Company’s consulting fees, website maintenance fees, salary and wage expenses, rent incurred and mobile application development costs.

Net loss

Our net loss was $876,042 and $398,141 for the nine months ended May 31, 2019 and 2018 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $309,511 and $368,175 for the nine months ended May 31, 2019 and 2018 respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $102,564 and $24,858 for the nine months ended May 31, 2019 and 2018 respectively. The cash used in investing activities for the nine months ended May 31, 2019 was resulted from the acquisition of 6.25% shareholding of a financial asset management company in Hong Kong company which is 59.38% and 31.25% owned by the Company’s director Lin Yi-Hsiu and Cheng Shui Fung respectively and paid HK$800,000 (USD102,564) in cash.

Cash Used in Financing Activities

Net cash used in financing activities were $275,959 for the nine months ended May 31, 2019, whereas net cash provided by financing activities were $720,095 for the nine months ended May 31, 2018. The cash used in financing activities for the nine months ended May 31, 2019 was mainly contributed from the increase of note receivables to several unrelated companies. The cash generated from financing activities were mainly from the proceeds from share issuance.

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2019.

Contractual Obligations

As of May 31, 2019, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: July 22, 2019	By:	/s/ Lin Yi-Hsiu
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

