Form 10-K
period 2019-08-31
Leader Capital Holdings Corp.
filed 2019-11-29
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

Commission file number 333-221548

LEADER CAPITAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	37-1853394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2708-09, Metropolis Tower,

10 Metropolis Drive, Hung Hom, Hong Kong

(Address of principal executive offices, including zip code)

+852 3487 6378

Registrant’s phone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock.

As of November 15, 2019, there were 105,184,073 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LEADER CAPITAL HOLDINGS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This annual report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes or developments in laws, regulations or taxes in our industry;

●	actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Leader Capital Holdings Corp.,” “we,” “us,” “our” and the “Company” refer collectively to Leader Capital Holdings Corp. and, where appropriate, its subsidiaries.

PART I

Item 1. Business

Business Overview

Leader Capital Holdings Corp. is an early stage technology company that conducts its operations through its wholly owned subsidiaries, Leader Financial Group Limited, a Seychelles corporation incorporated on March 6, 2017 (“LFGL”), and JFB Internet Service Limited, a Hong Kong corporation incorporated on July 6, 2017 (“JFB”).

Through LFGL, we act as the service provider for a mobile application investment platform that is owned by JFB. The platform connects investors with financial service providers in an effort to sharpen operational efficiency and seeks to address customer demands for more innovative services. It is a ready-made application created to meet the needs of financial service providers, especially trust companies and insurance companies. The platform is customizable and each financial institution can adjust the platform to better suit their client’s needs.

Currently, our platform is being used by trust companies to help their clients review their asset portfolio(s) at anytime from anywhere. The investors can use their trust accounts to purchase a wide range of investment products, including regulatory insurance policies and registered funds through the JFB platform. In this way, the JFB platform can reduce the workload of customer service representatives. Investors can also use the JFB platform to make investment decisions in real-time and rapidly place investment orders, without having to e-mail, mail or fax documents to their investment advisor. Our investment platform is also well equipped with comprehensive and real-time information about financial markets.

With the JFB platform, investors can do the following:

●	keep track of their investment portfolio;
●	view insurance policy details;
●	check their trust account balances;
●	browse various financial products offered by the company;
●	view the latest financial news;
●	browse analyst reports from industry experts;
●	customize their background and layout; and
●	contact our online customer service team.

Use of the JFB platform is currently free; however, we have an agreement with a third party whereby we have authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. In the future, the Company intends to generate additional revenue by developing a new, more comprehensive mobile application, with similar functions as the JFB platform, to offer to our clients for a fee.

Competition

Our market is competitive, and we expect competition in our market to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships may also become competitors.

Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they may also pursue and adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. Furthermore, we face challenges in selling our product to large companies in the process industries that have internally developed their own proprietary software solutions.

However, most of our competitors only provide direct services to a single company and investors can only choose that company’s products. The JFB platform differs in that it offers different products from different companies in one mobile application and allows for user customization. We believe this approach provides us with an advantage over many of our competitors.

Marketing

The JFB mobile application platform is marketed mainly through word of mouth. We rely on our clients and business contacts, such as insurance brokerage houses, real estate agent firms, social network groups, and securities firms to encourage their clients to download the JFB mobile application platform. Some of these professional firms do not currently have the resources to develop their own software to manage their clients, so they rely on the JFB mobile application platform to manage their clients, their clients’ assets and reduce their administrative workload. Thus, it is in their interest to encourage their clients to use the JFB mobile application platform.

Intellectual Property

We do not currently own any intellectual property.

Employees

As of November 15, 2019, the Company has five employees.

Corporate Information

We were incorporated in the State of Nevada on March 22, 2017. Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong.

Government Regulation and Approvals

The Company offers its clients a mobile application that allows their customers to review their asset portfolio(s) and communicate their investment decisions with our clients in real-time. The JFB mobile application platform is not a trading platform, broker dealer or exchange, and therefore does not expect to be subject to regulatory oversight by the SEC, Financial Industry Regulatory Authority (“FINRA”) or other financial regulatory agencies. We are not aware of any governmental regulations or approvals required for the marketing or use of the JFB mobile application platform or the services provided.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates

We will remain an “emerging growth company” until the earliest of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total gross revenue of at least$1.07 billion, (3) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (4) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Properties

Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. We have an agreement for use of office space at this location under a sub-lease expiring on April 30, 2020.

Item 3. Legal Proceedings

There are presently no pending legal proceedings to which the Company, LFGL, JFB or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.0001 per share (the “Common Stock”), was approved for quotation on the OTC Pink Marketplace quotation system maintained by the OTC Markets Group, Inc. under the symbol “LCHD” on June 27, 2019.

Holders of Record

As of November 15, 2019, we had 105,184,073 shares of our Common Stock issued and outstanding, and there were 72 stockholders of record of our Common Stock, not including an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividend Policy

We have not paid any dividends on our Common Stock to date and do not intend to pay any dividends for the foreseeable future. The payment of dividends in the future will be made at the discretion of our board of directors, and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. We are under no contractual obligations or restrictions to declare or pay dividends on shares of our Common Stock. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Transfer Agent and Registrar

The transfer agent for our capital stock is Dynamic Stock Transfer, Inc., which is located at 14542 Ventura Blvd., Suite 205 Sherman Oaks, CA 91403.

Recent Sales of Unregistered Securities

On May 10, 2019, the Company issued an aggregate of 908,678 shares of restricted Common Stock to a mobile application developer for services rendered. The Company recorded an expense of approximately $454,340 for the fair value of those shares.

The securities above were not registered under the Securities Act in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, based on the fact that the transaction did not involve any public offering.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

In addition to the “penny stock” rules promulgated by the SEC, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2019, the Company has not authorized any securities for issuance under an equity compensation plan.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K.

Certain statements in this Form 10-K constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Leader Capital Holdings Corp. is an early stage technology company that conducts its operations through its wholly owned subsidiaries, Leader Financial Group Limited, a Seychelles corporation incorporated on March 6, 2017 (“LFGL”), and JFB Internet Service Limited, a Hong Kong corporation incorporated on July 6, 2017 (“JFB”).

Through LFGL, we act as the service provider for a mobile application investment platform that is owned by JFB. The platform connects investors with financial service providers in an effort to sharpen operational efficiency and seeks to address customer demands for more innovative services. It is a ready-made application created to meet the needs of financial service providers, especially trust companies and insurance companies. The platform is customizable and each financial institution can adjust the platform to better suit their client’s needs.

Use of the JFB platform is currently free; however, we have an agreement with a third party whereby we have authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. In the future, the Company intends to generate additional revenue by developing a new, more comprehensive mobile application, with similar functions as the JFB platform, to offer to our clients for a fee.

We have incurred significant operating losses. As of August 31, 2019 and 2018, our accumulated deficits were $1,464,746 and $562,652, respectively. We generated revenue of $18,111 and $0 for the fiscal years ended August 31, 2019 and 2018, respectively. Our net losses were principally attributed to general and administrative expenses.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit of $1,464,746 as of August 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

We expect to finance our operations primarily through cash flow from operations, loans from existing directors and shareholders and placements of capital stock for additional funding. In the event that we require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives, a shareholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Basis of Presentation

Our audited consolidated financial statements for the fiscal years ended August 31, 2019 and 2018, contained herein, include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Results of Operations

Comparison of years ended August 31, 2019 and 2018

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application. Income recognized on this contract was $18,111 and $0 for the fiscal years ended August 31, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended August 31, 2019 amounted to $955,569 as compared to $560,834 for the year ended August 31, 2018, an increase of $394,735. Our general and administrative expenses consist primarily of software development costs, consultancy fees, payroll expenses, rental expenses, marketing fees and legal and professional fees. The increase in general and administrative expenses were mainly because we started to incur software development expenses in fiscal year 2019. We have expensed $454,339 in development costs for the first and second development stage of our mobile application in general and administrative expenses for the year ended August 31, 2019. The increase in general and administrative expenses in fiscal year 2019 was also contributed by an increase in rental expenses of $96,846 from $56,044 in fiscal year 2018 to $152,890 in fiscal year 2019. In fiscal year 2019, we started to rent premises in Hong Kong. The increase in general and administrative expenses was partially offset by a decrease in professional fees of $147,933 from $195,323 in fiscal year 2018 to $47,390 in fiscal year 2019. More professional fees were incurred in relation to the issuance of shares in our initial public offering in fiscal year 2018.

Other Income

Other income for the year ended August 31, 2019 amounted to $38,159 as compared to $19,595 in the prior year, representing an increase of $18,564. The increase was due primarily to the increase of subletting rental income of $6,638, from a subletting arrangement with a related company from April 1, 2018 to February 28, 2019; and the increase in interest income of $11,590 primarily on notes receivable we issued during the year ended August 31, 2019.

Net Loss

As a result of the foregoing, our net loss was $902,094 for the year ended August 31, 2019, as compared to $541,239 for the year ended August 31, 2018. The net loss was mainly derived from general and administrative expenses.

Liquidity and Capital Resources

We had $447,562 in cash and cash equivalents as of August 31, 2019.

Net cash used in operating activities for the year ended August 31, 2019 was $427,580, as compared to net cash used in operating activities of $527,366 for the year ended August 31, 2018. The net cash used in operating activities for the years ended August 31, 2019 and 2018 were mainly due to our net loss (excluding non-cash shares issued for mobile application development cost, impairment loss, depreciation and amortization) of $439,088 for the year ended August 31, 2019, as compared to $504,917 for the year ended August 31, 2018.

Net cash used in investing activities for the years ended August 31, 2019 and 2018 were $827,218 and $25,408, respectively. The net cash used in investing activities for the year ended August 31, 2019 was mainly related to the issuance of notes receivable in the amount of $824,858 and the purchase of property, plant and equipment in the amount of $2,360. The net cash used in investing activities for the year ended August 31, 2018 were for the purchase of property, plant and equipment.

Net cash provided by financing activities for the year ended August 31, 2019 was $863,037, as compared to $998,001 for the year ended August 31, 2018. For the year ended August 31, 2019, net cash provided by financing activities was mainly from an advance from a director of $262,159 and proceeds from a bond issuance of $600,000. The net cash provided by financing activities for the year ended August 31, 2018 was mainly attributed to the issuance of shares in the Company’s initial public offering.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of the audited consolidated financial statements for the years ended August 31, 2019 and 2018, which are included elsewhere in this Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically changes in management estimates have not been material.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Software Development Costs

We expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

On September 1, 2018, we engaged LOC Weibo Co., Ltd (“LOC”), an unrelated company incorporated in Taiwan, to develop a mobile application in four stages for a total consideration of TWD20,000,000 ($651,466), payable in the form of our common shares. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and we have issued an aggregate total of 908,678 shares of restricted Common Stock at $0.50 per share for the work completed up to August 31, 2019. We have expensed $454,339 in development costs for the first and second development stage in general and administrative expenses for the year ended August 31, 2019. As of August 31, 2019, the development of the mobile application is still under progress and thus we did not capitalize any cost of development.

Intangible Asset

Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated period of benefit, which is 5 years.

Revenue Recognition

We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

We recognize revenues following the five-step model prescribed under ASU No. 2014-09:

Step 1: Identify the contract
Step 2: Identify the performance obligations

Step 3: Determine the transaction price
Step 4: Allocate the transaction price
Step 5: Recognize revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Income from provision of investment platform services with the use of a mobile application is recognized when the service is performed.

Revenue by recognition over time vs point in time

	Year ended August 31,
	2019	2018
Revenue by recognition over time	$11,111	$—
Revenue by recognition at a point in time	7,000	—
	$18,111	$—

We had not occurred any costs to obtain contracts, and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

We did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the years ended August 31, 2019 and 2018.

We conduct major businesses in Hong Kong. We are subject to tax in Hong Kong jurisdictions. As a result of our business activities, we will file tax returns that are subject to examination by the Hong Kong tax authority.

Net Income/(Loss) Per Share

We calculate net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended August 31, 2019	As of and for the period ended August 31, 2018

Year-end / average HK$ : US$1 exchange rate	7.80	7.80

Fair Value of Financial Instruments

The carrying value of our financial instruments: cash and cash equivalents, deposits, notes receivable, accounts payable and accrued liabilities, amount due to a director and bonds payable approximate their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

We also follow the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued certain transitional guidance and subsequent amendments between January 2018 and March 2019 within ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, including ASU 2016-02, “ASC 842”). ASU 2016-02 creates a new topic in ASC 842 “Leases” to replace the current topic in ASC 840 “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. ASC 842 affects both lessees and lessors, although for the latter the provisions are similar to the current model, but are updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASC 606. The new guidance is effective for our company for the year ending August 31, 2020 and interim reporting periods during the year ending August 31, 2020. Management expects the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for the Company on September 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. We do not expect this guidance will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of August 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Fiscal Year

Our fiscal year ends on August 31.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 located in this Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 25, 2019, we decided to dismiss TAAD, LLP as our independent registered public accounting firm, and appointed Centurion ZD CPA & Co as our independent registered public accounting firm, effective immediately.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a current report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2019.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our principal financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2019 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and principal financial officer determined that, as of August 31, 2019, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31 2019.

1.	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As at August 31, 2019, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

Notwithstanding these material weaknesses, however, management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	Create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

2.	Prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions, in a timely manner.

3.	Add staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Form 10-K, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our current directors and executive officer(s), who are appointed by, and serve at the pleasure of, the Company’s board of directors.

Name	Age	Position

Yi-Hsiu Lin	51	Chief Executive Officer, President, Secretary, Treasurer, Director
Shui Fung Cheng	57	Director

Yi-Hsiu Lin

Mr. Lin has served as our Chief Executive Officer, President, Secretary, Treasurer and a member of our board of directors since our inception. Mr. Lin has also served as a director of First Leader Capital Ltd., JFB Internet Service LTD. and Leader Financial Asset Management Limited since 2017, 2016 and 2015, respectively. Since 2014, Mr. Lin has served as a director for Aquarius Protection Fund SPC, where he is primarily responsible for administrative management and operation planning. From 2010 to the present, Mr. Lin has served as the Chief Executive Officer and a director Leader Financial Asset Management Limited, an investment advisory and management service. Mr. Lin graduated from Overseas Chinese University in Taiwan with a Bachelor’s Degree in Accounting in 2004. Mr. Lin’s extensive experience in the financial industry provides him with the qualifications and skills to serve as a director of our Company.

Shui Fung Cheng

Mr. Cheng has served as a member of our board of directors since August of 2017. Mr. Cheng has also served as a director of Leader Financial Asset Management since 2015. From 2013 to 2018, he served as a director for HF Group, a company that provides professional services for investment, skilled migration to the European Union and oversea real estate investment. Mr. Cheng was responsible for the development of business strategies, investment decisions and he oversaw all operational activities. Mr. Cheng’s extensive experience in management and business development provide him with the qualifications and skills to serve as a director of our Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an audit committee, the Company’s board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The board of directors and Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies. Consequently, we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the directors can adequately perform the functions of such committees.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this Form 10-K.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company’s current officer and directors have not filed any of the reports required under Section 16(a) of the Exchange Act, and intend to remedy the matter as soon as practicable.

Item 11. Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the years ended August 31, 2019 and 2018.

Name and Position	Year ($)	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yi-Hsiu Lin(1) Chief Executive Officer, President, Secretary and Treasurer	2019	None	None	None	None	None
	2018	None	None	None	None	None

Shui Fung Cheng (2) Director	2019	None	None	None	None	None
	2018	None	None	None	None	None

(1)	Lin Yi-Hsiu was appointed to serve as President, Secretary, Chief Executive Officer, Treasurer and a director of the Company on March 22, 2017.
(2)	Cheng Shui Fung was appointed to serve as a director of the Company on August 14, 2017.

Employment Agreement(s)

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year. In place of Base Compensation, the Company, at its option, may pay Mr. Lin 2,500,000 shares of restricted stock, which would vest as of September 16, 2019. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The agreement will terminate upon death and total or permanent disability. It may also be terminated for “cause,” as defined in the agreement, upon three days’ notice if the triggering incident has not been cured in a reasonable time, but no less than 14 days. Additionally, during his employment and for a period of two years following the termination of his employment, Mr. Lin agreed not to: (a) directly solicit, encourage, or take any other action which is intended to induce any other employee of the Company to terminate his or her employment with the Company; or (b) directly interfere in any manner with the contractual or employment relationship between the Company and any such employee of the Company. Similarly, during his employment and for a period of two years following the termination of his employment, Mr. Lin agreed not to directly or indirectly, whether for his own account or for the account of any other individual or entity, solicit the business or patronage of any customers of the Company with respect to products and/or services directly related to a “competitive business activity,” as defined in the agreement. The agreement also contains a standard confidentiality clause.

Director Compensation

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a member of our board of directors for a one year term. For his service as a director, Mr. Cheng will receive annual compensation in the form of $30,000 in cash or 1,500,000 shares of restricted Common Stock. The offer letter contains a customary termination provision and standard confidentiality clauses.

As of the date of the filing of this Form 10-K, no compensation has been paid to our directors. In the future, the company may decide to award the members of the board of directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the board of directors.

Executive Compensation Philosophy

Our board of directors determines the compensation given to our executive officers in their sole discretion. Our board of directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses that are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our board of directors has not granted any performance base stock options to date, the board of directors reserves the right to grant such options in the future, if they in their sole determination believes such grants would be in the best interests of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of November 15, 2019, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officer;

●	each director;

●	our executive officer and director as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Leader Capital Holdings Corp., Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 15, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

As of November 15, 2019, the Company has 105,184,073 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this Form 10-K.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Total Voting Percentage Beneficially Owned
Named Executive Officers and Directors
Yi-Hsiu Lin (1)	74,434,000	(2)	70.8%
Shui Fung Cheng (3)	5,300,000		5.0%
All Directors and Officers as a Group (2 individuals)	79,734,000		75.8%
More than 5% Beneficial Owner
Leader Financial Asset Management Limited(4)	14,834,000		14.1%
Anzhao International Limited(5)	10,000,000		9.5%
First Leader Capital Ltd.(6)	56,500,000		53.7%

(1)	Yi-Hsiu Lin is Chief Executive Officer, President, Secretary, Treasurer, and a director of the Company.
(2)	Consists of (i) 100,000 shares of Common Stock beneficially held by Mr. Lin, (ii) 56,500,000 shares of Common Stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power, (iii) 3,000,000 shares of Common Stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power and (iv) 14,834,000 shares of Common Stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Mr. Lin has sole and investment power.

(3)	Shui Fung Cheng is a director of the Company.
(4)	The mailing address of this beneficial holder is Room 22F 2201, Malaysia Building, 50 Gloucester Road, Wan Chai, Hong Kong.
(5)	The mailing address of this beneficial holder is 4007 Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong.
(6)	The mailing address of this beneficial holder is Nerine Chambers P.O. Box 905, Road Town, Tortola, BVI. Although Mr. Lin does not have voting or investment power over the shares held by Anzhao International Limited, he has been granted a veto right over the investment and distribution decisions of Anzhao International Limited.

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2019, the Company has not authorized any securities for issuance under an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company sublet its commercial office in Taipei to Greenpro LF Limited under non-cancelable operating lease at a monthly rental of HK$22,000 ($2,821), adjusted to HK$22,900 ($2,936) from November 1, 2019, with a term of 31 months until October 31, 2020. Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The sub-letting arrangement was terminated early on February 28, 2019. The Company received $25,561 and $18,923 in rental income from Greenpro LF Limited for the years ended August 31, 2019 and 2018, respectively. Our Chief Executive Officer, Mr. Yi-Hsiu Lin, is a director of Greenpro LF Limited.

During the year ended August 31, 2019, the Company intended to complete a proposed investment of $102,564 (HK$800,000) in Leader Financial Asset Management Limited, a company incorporated in Hong Kong (“Leader Financial Asset Management Limited HK”). Our Chief Executive Officer, Mr. Yi-Hsiu Lin, is a director of Leader Financial Asset Management Limited HK. The Company did not proceed with the investment and $102,564 (HK$800,000) was refunded to the Company during the year ended August 31, 2019.

As of August 31, 2019, Mr. Lin has advanced an aggregate total of $262,159 to the Company for working capital purposes. The loan is unsecured, bears no interest and is payable upon demand.

On August 4, 2017, JFB, a wholly owned subsidiary of the Company, acquired an investment platform, which connects investor with other financial service providers in an effort to sharpen operational efficiency and respond to customer demands for more innovative services from a related company that is wholly owned by Mr. Lin at a purchase price of $30,000.

On March 22, 2017, the Company issued 100,000 shares of Common Stock, to Mr. Lin for total aggregate proceeds of $10.

On June 16, 2017, the Company issued 83,000,000, 5,000,000, 7,000,000 and 5,000,000 shares of Common Stock to First Leader Capital Ltd., CPN Investment Ltd., Shui Fung Cheng and Greenpro Asia Strategic SPC, respectively, for total aggregate proceeds of $10,000. Our Chief Executive Officer, Mr. Yi-Hsiu Lin is the sole owner of First Leader Capital Ltd. and CPN Investment Ltd.

The issuances and sales of the shares of Common Stock above were not registered under the Securities Act, in reliance on an exemption from registration under Regulation S of the Securities Act, based on the fact that the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S).

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

Director Independence

Our board of directors currently consists of two directors. None of our directors are “independent” as defined in Rule 5605(a)(2) of the Nasdaq listing rules. We may appoint an independent director or directors to our board of directors in the future, particularly to serve on appropriate committees should they be established.

Item 14. Principal Accounting Fees and Services.

Set forth below are approximate fees for services rendered by Centurion ZD CPA & Co., our independent registered public accounting firm, for the fiscal year ended August 31, 2019 and by TAAD LLP for the fiscal years ended August 31, 2019 and 2018.

	2019	2018
Audit Fees	$28,025	$19,000
Audit Related Fees	$-	$-
Tax Fees	$6,000	$-
All Other Fees	$-	$-

Audit Fees

The fees for the audit services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2019 amounted to $17,000. The fees for audit services billed by TAAD LLP for services from September 1, 2018 to September 25, 2019 amounted to $11,025.

The fees for the audit services billed by TAAD LLP for the year ended August 31, 2018 amounted to $19,000.

Audit-Related Fees

There were no audit-related fees billed by Centurion ZD CPA & Co. for the year ended August 31, 2019. There were no audit-related fees billed by TAAD LLP for the fiscal year ended August 31, 2018.

Tax Fees

There were no tax fees billed by Centurion ZD CPA & Co. for the year ended August 31, 2019. Tax fees of $6,000 were billed by TAAD LLP in the fiscal year ended August 31, 2019.

All Other Fees

There were no fees billed by Centurion ZD CPA & Co. for other products and services for the year ended August 31, 2019. There were no fees billed by TAAD LLP for other products and services for the fiscal year ended August 31, 2018.

Audit Committee’s Pre-Approval Process

The Company does not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

We have filed the following documents as part of this Form 10-K:

1. Financial Statements:

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

4.1	Form of Bond (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on August 19, 2019).

10.1*	Tenancy Agreement, dated April 15, 2019, by and between JFB Internet Service Limited and Calvary Consultant Limited.

10.2*†	Employment Agreement, dated September 1, 2019, by and between the Company and Yi-Hsiu Lin.

10.3*†	Director Offer Letter, dated September 1, 2019, by and between the Company and Shui Fung Cheng.

10.4	Form of Bond Purchase Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on August 19, 2019).

21.1*	Subsidiaries of Leader Capital Holdings Corp.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP.

Date: November 29, 2019	By:	/s/ Yi-Hsiu Lin
	Title:	Yi-Hsiu Lin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Yi-Hsiu Lin	Chief Executive Officer, President, Secretary, Treasurer, and Director	November 29, 2019
	Yi-Hsiu Lin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Shui Fung Cheng	Director	November 29, 2019
Shui Fung Cheng

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leader Capital Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Leader Capital Holdings Corp. and its subsidiaries (the “Company”) as of August 31, 2019, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and records an accumulated deficit as of August 31, 2019 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2019

Hong Kong, China
November 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Leader Capital Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leader Capital Holdings Corp. and subsidiaries (the “Company”) as of August 31, 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD LLP

We served as the Company’s auditor from 2017 to 2019

Diamond Bar, California
December 14, 2018

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2019 AND 2018

(In U.S. dollars except share and per share data)

	As of August 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$447,562	$839,323
Prepayments, deposits and other receivables	55,792	89,504
Due from a director	-	1,201
Due from an employee	-	878
Notes receivable	724,858	-
Total current assets	1,228,212	930,906

Non-current assets
Plant and equipment, net	12,279	18,586
Notes receivable, non-current	100,000	-
Deposits	-	9,960
Total non-current assets	112,279	28,546

TOTAL ASSETS	$1,340,491	$959,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$43,650	$77,015
Due to a director	262,159	-
Total current liabilities	305,809	77,015

Non-current liabilities
Bonds payable	600,000	-
Total non-current liabilities	600,000	-

TOTAL LIABILITIES	$905,809	$77,015

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 105,184,073 and 104,275,395 shares issued and outstanding as of August 31, 2019 and 2018, respectively	10,519	10,428
Additional paid-in capital	1,888,909	1,434,661
Accumulated other comprehensive income	-	-
Accumulated deficits	(1,464,746)	(562,652)

TOTAL STOCKHOLDERS’ EQUITY	$434,682	$882,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,340,491	$959,452

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

(In U.S. dollars except share and per share data)

	Year ended August 31,
	2019	2018

REVENUE	$18,111	$-

OPERATING EXPENSES
General and administrative	(955,569)	(560,834)

LOSS FROM OPERATIONS	(937,458)	(560,834)

Interest expenses	(2,795)	-

OTHER INCOME
Other income – from related parties	25,561	18,923
Other income – from non-related parties	12,598	672
	38,159	19,595

LOSS BEFORE INCOME TAX	(902,094)	(541,239)

Income tax expense	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(902,094)	$(541,239)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	104,850,604	102,843,944

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

(In U.S. dollars except for share data)

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2017	102,275,395	$10,228	$434,861	$(21,413)	$423,676

Shares issued for IPO	2,000,000	200	999,800	-	1,000,000
Net loss	-	-	-	(541,239)	(541,239)
Balance as of August 31, 2018	104,275,395	$10,428	$1,434,661	$(562,652)	$882,437

Shares issued for development costs	908,678	$91	454,248	-	454,339
Net loss	-	-	-	(902,094)	(902,094)
Balance as of August 31, 2019	105,184,073	$10,519	$1,888,909	$(1,464,746)	$434,682

See accompanying notes to consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For the year ended August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(902,094)	$(541,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	454,339	-
Impairment loss on intangible assets	-	23,500
Depreciation and amortization	8,667	12,822
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	43,672	(99,464)
Amount due from director	1,201	-
Accounts payable and accrued liabilities	(33,365)	77,015

Net cash used in operating activities	(427,580)	(527,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,360)	(25,408)
Issuance of notes receivable	(824,858)	-
Non-marketable equity investments	(102,564)	-
Refund from equity investments	102,564	-

Net cash used in investing activities	(827,218)	(25,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	1,000,000
Subscription receivable	-	20,080
Advance to a director	-	(1,201)
Advance from a director	262,159	-
Advance to an employee	-	(878)
Repayment from an employee	878	-
Repayment to a related company	-	(20,000)
Proceeds from bond issuance	600,000	-

Net cash provided by financing activities	863,037	998,001

Net (decrease) increase in cash and cash equivalents	(391,761)	445,227
Cash and cash equivalents, beginning of year	839,323	394,096
CASH AND CASH EQUIVALENTS, END OF YEAR	$447,562	$839,323

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the YEARS ended August 31, 2019 and 2018

(In U.S. dollars)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Capital Holdings Corp. was incorporated on March 22, 2017 under the laws of the State of Nevada.

The Company, through its subsidiaries, mainly engages in the provision of investment platform services with the use of a mobile application.

Company name	Place/date of incorporation	Principal activities

1. Leader Financial Group Limited	Seychelles / March 6, 2017	Investment Holding

2. JFB Internet Service Limited (“JFB”)	Hong Kong / July 6, 2017	Provide an Investment platform

Leader Capital Holdings Corp. and its subsidiaries are hereinafter referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of Leader Capital Holdings Corp. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted August 31 as its fiscal year end.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations, and records an accumulated deficit of $1,464,746 as of August 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company expects to finance its operations primarily through cash flow from operations, loans from existing directors and shareholders and placements of capital stock for additional funding. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, a shareholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as going concern.

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Software development costs

The Company expenses software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

On September 1, 2018, the Company appointed LOC Weibo Co., Ltd (“LOC”), an unrelated company incorporated in Taiwan, to develop a mobile application in four stages for a total consideration of TWD20,000,000 ($651,466), payable in the form of common shares of the Company. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued a total of 908,678 of restricted common shares in aggregate at $0.50 per share for the work completed up to August 31, 2019. The Company has expensed $454,339 development costs for the first and second development stage in general and administrative expenses for the year ended August 31, 2019. As of August 31, 2019, the development of the mobile application is still under progress and thus the Company did not capitalize any cost of development.

Revenue recognition

The Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09:

Step 1: Identify the contract
Step 2: Identify the performance obligations
Step 3: Determine the transaction price
Step 4: Allocate the transaction price
Step 5: Recognize revenue

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company signed an agreement with a third party whereby the Company authorizes the third party to use the Company’s investment platform and related applications for a period until December 31, 2020. Income from provision of investment platform services with the use of the Company’s mobile applications is recognized when the service is performed.

Revenue by recognition over time vs point in time

	Year ended August 31,
	2019	2018
Revenue by recognition over time	$11,111	$-
Revenue by recognition at a point in time	7,000	-
	$18,111	$-

Other Income-Related Party

Revenue from subletting of leasehold land and buildings are recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased assets. The Company leased its commercial office in Taipei from April 1, 2018 to February 28, 2019 under non-cancelable operating leases with terms of 31 months to a related party which is Greenpro LF Limited, a Seychelles company, owned by Mr. Lin Yi-Hsiu, the director of the Company and Mr. Lee Chong Kuang.

Practical expedients and exemption

The Company had not occurred any costs to obtain contracts, and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Furniture and fixtures	3
Office equipment	3
Leasehold improvements	3

Intangible asset

Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated period of benefit which is 5 years.

Impairment of long-lived assets

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company fully impaired its intangible assets for the year ended August 31, 2018. No impairment has been recorded by the Company for the year ended August 31, 2019.

Income taxes

Income taxes are determined using an asset and liability method in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the years ended August 31, 2019 and 2018.

The Company conducts major businesses in Hong Kong. The Company is subject to tax in Hong Kong jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authority.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Year ended August 31,
	2019	2018

Net loss	$(902,094)	$(541,239)
Weighted average number of common shares outstanding - Basic and diluted	104,850,604	102,843,944
Net loss per share - Basic and diluted	$(0.01)	$(0.01)

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles and Hong Kong maintains its books and record in United States Dollars (“US$”) and Hong Kong Dollars (“HK$”) respectively, and Hong Kong Dollars is also the functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31, 2019	As of and for the year ended August 31, 2018

Year-end / average HK$ : US$ 1 exchange rate	7.80	7.80

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, deposits, notes receivable, accounts payable and accrued liabilities, balances due to a director and bonds payable approximate at their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued certain transitional guidance and subsequent amendments between January 2018 and March 2019 within ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, including ASU 2016-02, “ASC 842”). ASU 2016-02 creates a new topic in ASC 842 “Leases” to replace the current topic in ASC 840 “Leases,” which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. ASC 842 affects both lessees and lessors, although for the latter the provisions are similar to the current model, but are updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASC 606. The new guidance is effective for the Company for the year ending August 31, 2020 and interim reporting periods during the year ending August 31, 2020. Management expects the primary impact to the Company’s consolidated financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for the Company on September 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

3. PLANT AND EQUIPMENT, NET

Plant and equipment as of August 31, 2019 and 2018 are summarized below:

	As of August 31,
	2019	2018
Furniture and fixtures	$3,912	$3,911
Office equipment	7,678	5,319
Leasehold improvements	16,178	16,178
Total	27,768	25,408
Less: Accumulated depreciation	(15,489)	(6,822)
Plant and equipment, net	$12,279	$18,586

Depreciation expense, classified as operating expenses, was $8,667 and $6,822 for the years ended August 31, 2019 and 2018 respectively.

4. RELATED PARTY TRANSACTIONS

	Year ended August 31,
	2019	2018

Professional fee - Greenpro Financial Consulting Limited (a)	$8,800	$192,364
Other income:
Rental income from Greenpro LF Limited (b)	25,561	18,923

(a)	The directors of Greenpro Financial Consulting Limited (Mr. Lee Chong Kuang and Mr. Loke Che Chan) are also the directors of the investment managers of Greenpro Asia Strategic SPC, a 4.75% shareholder of the Company. This fee is due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

Greenpro Financial Consulting Limited provides services to the Company and the Company incurred professional fees $8,800 and $192,364 for the years ended August 31, 2019 and 2018, respectively. There is no accrued amount as of August 31, 2019 and 2018.

(b)	Directors of Greenpro LF Limited are Mr. Lin Yi-Hsiu, a director of the Company (“Mr. Lin”), and Mr. Lee Chong Kuang. The Company sublet its commercial office in Taipei to Greenpro LF Limited under non-cancelable operating lease at a monthly rental of HK$22,000 ($2,821), adjusted to HK$22,900 ($2,936) from November 1, 2019, with a term of 31 months until October 31, 2019. Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The sub-letting arrangement was early terminated on February 28, 2019.

The Company received $25,561 and $18,923 rental income from Greenpro LF Limited for the years ended August 31, 2019 and 2018, respectively. The rental income is recorded under other income.

(c)	During the year ended August 31, 2019, the Company intended to invest $102,564 (HK$800,000) in the equity interest of Leader Financial Asset Management Limited. Leader Financial Asset Management Limited is a company incorporated in Hong Kong and was owned by the Company’s directors Lin Yi-Hsiu and Cheng Shui Fung, respectively. The Company did not proceed with the investment and $102,564 (HK$800,000) was refunded to the Company during the year ended August 31, 2019.

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of August 31,
	2019	2018
Long-term deposits	$-	$9,960

Rental and management fee deposits	$44,076	$39,756
Prepaid expenses	135	49,748
Interest receivables (Note 6)	11,581	-
Short-term prepayments, deposits and other receivables	$55,792	$89,504

6. NOTES RECEIVABLE

On February 13, 2019, the Company entered into a loan agreement with Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency $50,000. The loan was unsecured and interest bearing at 8% per annum. Kurrency Technology Holding Limited will repay the loan principal in five equal instalments commencing December 15, 2019. Interest of $2,181 was accrued as of August 31, 2019.

From April 2019, the Company entered into multiple loan agreements with LOC (Notes 2 and 12) and loaned LOC a total amount of $582,521 as of August 31, 2019. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through September 2020.

From May 2019, the Company entered into multiple short-term loan agreements with another company in Beijing, China, and loaned this company a total amount of $192,337 as of August 31, 2019. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through July 2020.

Interest of $9,400 was accrued as of August 31, 2019. The Company made the loans to LOC and the company in Beijing as part of the Company’s plans to expand its business in software technology.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of August 31,
	2019	2018
Accrued expenses	$23,088	$20,092
Deferred rental income	-	24,731
Unearned income	8,889	27,000
Other payable	11,673	5,192
	$43,650	$77,015

The Company signed an agreement with a third party whereby the Company authorizes the third party to use the Company’s investment platform and related applications for a period until December 31, 2020. The third party needs to pay an upfront service fee. Additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $8,889 and $27,000 as of August 31, 2019 and 2018, respectively.

8. BALANCES WITH A DIRECTOR

As of August 31, 2019, the balance $262,159 represented advance from the Company’s director, Lin Yi-Hsiu. It is unsecured, interest-free with no fixed payment term.

As of August 31, 2018, the balance $1,201 represented an outstanding loan from the Company’s director, Lin Yi-Hsiu. It was unsecured, interest-free with no fixed payment term.

9. INTANGIBLE ASSETS

On August 4, 2017, JFB, a wholly owned subsidiary of the Company, acquired an investment platform, which connects investor with other financial service providers in an effort to sharpen operational efficiency and respond to customer demands for more innovative services from a related company which is wholly owned by Mr. Lin at a purchase price of $30,000.

According to provisions of FASB ASC 805-50-30 Transactions Between Commonly Controlled Entities, when accounting for transfers of intangible assets between entities under common control, the entity that receives the net intangible assets is required to measure the recognized assets transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer and the value recorded is from historical carrying value. Amortization expense for intangible assets was $nil and $6,500 for the period ended August 31, 2019 and 2018, respectively.

The impairment losses of intangible asset were $nil and $23,500 for the years ended August 31, 2019 and 2018, respectively. The Company performed an impairment test on the intangible asset as of August 31, 2018 based on ASC 350 “Goodwill and Other”. We expect the intangible asset not to generate revenues in the near future. As a result, the intangible assets were fully impaired during the year ended August 31, 2018.

10. BONDS PAYABLE

The Company had entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate principal amount and an aggregate purchase price of $600,000. The bond will mature in three years from August 14, 2019. Interest on the bond will be payable on semi-yearly basis at 10% per annum. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest(s) to the Purchaser.

11. INCOME TAXES

For the years ended August 31, 2019 and 2018, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Year ended August 31,
	2019	2018
Tax jurisdictions from:
- Local	$(82,118)	$(244,940)
- Foreign, representing
Seychelles	-	(1,600)
Hong Kong	(819,976)	(294,699)
Loss before income tax	$(902,094)	$(541,239)

The provision for income taxes consisted of the following:

	Year ended August 31,
	2019	2018
Loss before income taxes	$(902,094)	$(541,239)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(189,440)	(113,660)
Reconciling items:
Non-deductible expenses	-	48,625
Tax effect of tax exempt entity	-	336
Rate differential in different tax jurisdictions	36,899	13,261
Valuation allowance on deferred tax assets	152,541	51,438
Income tax expense	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of August 31, 2019, the operations in the United States of America incurred $526,922 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of approximately $110,654 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, Leader Financial Group Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

JFB Internet Service Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB Internet Service Limited has no assessable profits for the years. As of August 31, 2019, the operations in Hong Kong incurred $819,976 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance of approximately $135,296 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	As of August 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(110,654)	$(93,409)
– Hong Kong	$(135,296)	$-
Less: valuation allowance	245,950	93,409
	$-	$-

12. COMMON STOCK

In May 2018, the Company issued 2,000,000 shares of common stock in the initial public offering at a price of $0.50 per share and received $1,000,000.

On September 1, 2018, the Company appointed LOC to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of common shares of the Company. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued a total of 908,678 restricted common shares in aggregate at $0.50 per share for the work completed up to August 31, 2019 (Note 2).

13. COMMITMENTS AND CONTINGENCIES

During the year ended August 31, 2019, the Company entered into agreements with independent third parties to lease office premises in Taiwan, Shenzhen and Hong Kong on a monthly basis, for the operations of the Company. Rental expense for the years ended August 31, 2019 and 2018 was $152,890 and $56,044, respectively.

As of August 31, 2019, the Company has future minimal payments under a non-cancellable operating lease on office in Hong Kong with initial term of one-year as follows:

Year ending August 31,
2020	$20,407
2021	-
2022	-
2023	-
2024	-
Thereafter	-
20,407

14. SUBSEQUENT EVENTS

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which would vest as of September 16, 2019. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive compensation in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. Compensation, either in cash or in shares, shall be paid or grant immediately on September 1, 2019.

From September to November 2019, the Company entered into various short-term loan agreements with LOC and another company in Beijing, and loaned additional amount totaled $290,542. The loans are secured by personal guarantees of certain of their ultimate shareholders, bear interest at 8% per annum, and are due on various dates through November 2020.

F-1