Form 10-Q
period 2019-11-30
Leader Capital Holdings Corp.
filed 2020-01-14
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-221548

LEADER CAPITAL HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	37- 1853394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code: +852-3487-6378

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 13, 2020
Common Stock, $0.0001 par value	113,684,073

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes or developments in laws, regulations or taxes in our industry;

●	actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in our other filings with the Securities and Exchange Commission.

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

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Leader Capital Holdings Corp.,” “we,” “us,” “our” and the “Company” refer collectively to Leader Capital Holdings Corp. and, where appropriate, its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	November 30, 2019	August 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,545	$447,562
Prepayments, deposits and other receivables	3,258,115	55,792
Notes receivable	1,226,143	724,858
Total current assets	4,551,803	1,228,212

Non-current assets
Plant and equipment, net	9,965	12,279
Notes receivable, non-current	-	100,000
Total non-current assets	9,965	112,279

TOTAL ASSETS	$4,561,768	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$89,055	$43,650
Due to a director	437,661	262,159
Total current liabilities	526,716	305,809

Non-current liabilities
Bonds payable	600,000	600,000
Total non-current liabilities	600,000	600,000

TOTAL LIABILITIES	$1,126,716	$905,809

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 105,184,073 shares issued and outstanding as of November 30, 2019 and August 31, 2019	10,519	10,519
Additional paid-in capital	6,138,909	1,888,909
Accumulated other comprehensive income	-	-
Accumulated deficits	(2,714,376)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$3,435,052	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,561,768	$1,340,491

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the three months ended November 30,
	2019	2018

REVENUE	$1,667	$-

COST OF REVENUE	-	-

GROSS PROFIT	1,667	-

OPERATING EXPENSES
General and administrative	(1,238,147)	(410,794)

LOSS FROM OPERATIONS	(1,236,480)	(410,794)

Interest expense	(14,959)	-

LOSS BEFORE INCOME TAX	(1,251,439)	(410,794)

OTHER INCOME
Other income – from related parties	-	11,354
Other income – from non-related parties	21,809	127
	21,809	11,481

LOSS BEFORE INCOME TAX	(1,229,630)	(399,313)

Income tax expense	(20,000)	-

NET LOSS AND COMPREHENSIVE LOSS	$(1,249,630)	$(399,313)

Net loss per share - Basic and diluted	$(0.01)	$-

Weighted average number of shares of common stock outstanding - Basic and diluted	113,684,073	104,665,770

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$(1,464,746)	$434,682
Share based compensation	-	-	4,250,000	-	4,250,000
Net loss	-	-	-	(1,249,630)	(1,249,630)
Balance as of November 30, 2019	105,184,073	$10,519	$6,138,909	$(2,714,376)	$3,435,052

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	$(562,652)	$882,437
Shares issued for development costs	390,375	39	195,148	-	195,187
Net loss	-	-	-	(399,313)	(399,313)
Balance as of November 30, 2018	104,665,770	$10,467	$1,629,809	$(961,965)	$678,311

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the three months ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,249,630)	$(399,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	-	195,187
Share based compensation	1,062,500	-
Impairment loss	-	102,564
Depreciation	2,314	2,091
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(14,823)	22,594
Accounts payable and accrued liabilities	45,405	(10,995)

Net cash used in operating activities	(154,234)	(87,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(401,285)	-
Non-marketable equity investments	-	(102,564)

Net cash used in investing activities	(401,285)	(102,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from related parties	-	878
Advance from a director	175,502	359

Net cash provided by financing activities	175,502	1,237

Net decrease in cash and cash equivalents	(380,017)	(189,199)
Cash and cash equivalents, beginning of period	447,562	839,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,545	$650,124

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(UNaudited)

For the three months ended November 30, 2019 and 2018

(In U.S. dollars except for share data)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Capital Holdings Corp. was incorporated on March 22, 2017 under the laws of the State of Nevada.

The Company, through its subsidiaries, mainly operates and services a mobile application investment platform.

Company Name	Place/Date of Incorporation	Principal Activities

1. Leader Financial Group Limited	Seychelles / March 6, 2017	Investment Holding

2. JFB Internet Service Limited	Hong Kong / July 6, 2017	Provides an Investment Platform

Leader Capital Holdings Corp. and its subsidiaries are hereinafter referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. However, they do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted August 31 as its fiscal year end. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2019, which was filed with the SEC on November 29, 2019.

Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations, and recorded an accumulated deficit of $2,714,376 as of November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company expects to finance its operations primarily through loans from existing directors and stockholders, sales of capital stock and cash flow from operations. In the event that the Company requires additional funding to finance the Company’s current and expected future operations, as well as to achieve its strategic objectives, a stockholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Any such additional financing may contain undue restrictions on the Company’s operations and/or cause substantial dilution to its stockholders.

These interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as going concern.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Software Development Costs

The Company expenses software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and, as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

On September 1, 2018, the Company engaged LOC Weibo Co., Ltd (“LOC”), an unrelated company incorporated in Taiwan, to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. The first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued an aggregate total of 908,678 shares of restricted common stock at a price per share of $0.50 for the work completed up to November 30, 2019.

Of the shares of restricted common stock that have been issued to LOC, nil and 390,375 shares of restricted common stock were issued during the three months ended November 30, 2019 and 2018, respectively, for the work completed during each period. The Company expensed $0 and $195,187 in development costs as general and administrative expenses for the three months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, the development of the mobile application is still in progress and the Company has not capitalized any of the development costs.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company recognizes revenue following the five-step model prescribed under ASU 2014-09:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Currently, the Company has an agreement with a third party whereby the Company authorized the third party to use the Company’s investment platform and related applications from January 1, 2018 to December 31, 2020. Income from providing investment platform services with the use of a mobile application is recognized when the service is performed.

Revenue by Recognition Over Time vs Point in Time

	For the three months ended November 30,
	2019	2018
Revenue by recognition over time	$1,667	$-
Revenue by recognition at a point in time	-	-
	$1,667	$-

Other Income – Related Party

Revenue from the subletting of leasehold land and buildings is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased assets. The Company leased its commercial office in Taipei from April 1, 2018 to February 28, 2019 under a non-cancelable operating lease with a term of 31 months to a related party, Greenpro LF Limited, which is owned by Mr. Yi-Hsiu Lin, the Company’s Chief Executive Officer and a member of its board of directors (“Mr. Lin”), and Mr. Chong Kuang Lee.

Practical Expedients and Exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Furniture and fixture	3
Office equipment	3
Leasehold improvement	3

Impairment of Long-Lived Assets

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the three months ended November 30, 2019 and 2018.

Income Taxes

Income taxes are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon of $20,000 and $0 at November 30, 2019 and August 31, 2019, respectively, included in accrued payables and accrued liabilities due to the potential of incurring a tax penalty for filing tax returns with the Internal Revenue Service late and, if recognized, such penalty will affect the Company’s effective tax rate.

The Company conducts business in Hong Kong and is subject to tax in the jurisdiction of Hong Kong. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authority.

Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional shares of common stock were dilutive. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	For the three months ended November 30,
	2019	2018

Net loss	$(1,249,630)	$(399,313)
Weighted average number of shares of common stock outstanding - Basic and diluted*	113,684,073	104,665,770
Net loss per share - Basic and diluted	$(0.01)	$-

* Including 8,500,000 and nil shares that were granted and vested but not yet issued for the three months ended November 30, 2019 and 2018, respectively.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the vesting period or immediately if fully vested and non-forfeitable. The Financial Accounting Standards Board (“FASB”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Additionally, ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-07 on September 1, 2019 and there was no cumulative effect of adoption.

Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiaries in Seychelles and Hong Kong maintain their books and records in US$ and Hong Kong Dollars (“HK$”), respectively. HK$ is the functional currency and the primary currency of the economic environment in which the Company operates.

In general, for consolidation purposes, the assets and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of the financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of retained earnings.

Related Parties

Parties, which can be a corporation or an individual, are considered to be related if the Company has the ability to, directly or indirectly, control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, deposits, notes receivable, accounts payable and accrued liabilities, balances due to a director and bonds payable, approximate at their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

The Company also follows the guidance of the ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), with respect to financial assets and liabilities that are measured at fair value. ASC 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Leasing

Under ASC Topic 842, “Leases”, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date, based on the present value of the remaining lease payments, and discounted using the discount rate for the lease at the commencement date. The ROU assets represent the Company’s right to control the use of an identified asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The ROU assets also include any lease payments made prior to the commencement of the lease and is recorded net of any lease incentives received. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The Company’s only lease meets the definition of a short-term lease because the initial lease term is 12 months or less. Consequently, the Company does not recognize the ROU asset and the lease liability arising from this lease.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and issued certain transitional guidance and subsequent amendments between January 2018 and March 2019 within ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 (collectively, including ASU No. 2016-02, “ASC 842”), which amends ASC Topic 840, the existing accounting standards for lease accounting. ASC 842 generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted ASC 824 on September 1, 2019 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption of ASC 842 did not have a material impact on net assets and the consolidated statement of comprehensive income.

In June 2018, the FASB issued ASU 2018-07, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The new standard became effective for the Company on September 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

3. PLANT AND EQUIPMENT, NET

Plant and equipment costs as of November 30, 2019 and August 31, 2019 are summarized below:

	As of November 30, 2019	As of August 31, 2019
Furniture and fixtures	$3,912	$3,912
Office equipment	7,678	7,678
Leasehold improvement	16,178	16,178
Total	27,768	27,768
Less: Accumulated depreciation	(17,803)	(15,489)
Plant and Equipment, net	$9,965	$12,279

Depreciation expenses, classified as operating expenses, were $2,314 and $2,091 for the three months ended November 30, 2019 and 2019, respectively.

4. RELATED PARTY TRANSACTIONS

	For the three months ended November 30,
	2019	2018

Professional fee - Greenpro Financial Consulting Limited (a)	$13,500	$-

Other Income:
Rental income from Greenpro LF Limited (b)	-	11,354

(a)	The Company incurred professional fees of $13,500 and $0 for services provided by Greenpro Financial Consulting Limited for the three months ended November 30, 2019 and 2018, respectively. The fees are due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

The directors of Greenpro Financial Consulting Limited (Mr. Chong Kuang Lee and Mr. Che Chan Loke) are the directors of the investment managers of Greenpro Asia Strategic SPC. As of November 30, 2019, Greenpro Asia Strategic SPC is the holder of approximately 4.75% of the Company’s issued and outstanding common stock.

(b)	The Company sublet its commercial office in Taipei to Greenpro LF Limited under a non-cancelable operating lease at a monthly rate of HK$22,000 ($2,821) until October 31, 2019, with a term of 31 months. Beginning November 1, 2019, the monthly rate would have adjusted to HK$22,900 ($2,936); however, the subletting arrangement was terminated early on February 28, 2019. Mr. Lin is a director of Greenpro LF Limited.

Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The Company received $0 and $11,354 in rental income from Greenpro LF Limited for the three months ended November 30, 2019 and 2018, respectively. The rental income is recorded under other income.

(c)	The Company contemplated an investment of HK$800,000 ($102,564) in Leader Financial Asset Management Limited, a Hong Kong corporation (“Leader Financial Asset Management Limited”), which was accounted for under the cost method of accounting. The Company’s directors, Mr. Lin and Mr. Shui Fung Cheng, are directors of Leader Financial Asset Management Limited.

The Company performed an impairment test on the investment and expected that it would not generate revenues in the near future. The impairment loss was $102,564 for the period ended November 30, 2018. The Company did not proceed with the investment and HK$800,000 ($102,564) was reflected as being refunded to the Company during the year ended August 31, 2019.

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of November 30, 2019	As of August 31, 2019
Rental and management fee deposits	$32,154	44,076
Prepaid share based compensation to directors (Note 10)	1,500,000	-
Prepaid share based compensation to consultants (Note 10)	1,687,500	-
Other prepaid expenses	5,135	135
Interest receivables (Note 6)	33,326	11,581
	$3,258,115	55,792

6. NOTES RECEIVABLE

On February 13, 2019, the Company entered into a loan agreement with a third party, Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency a total of $50,000. The loan was unsecured and bears interest at a rate of 8% per annum. Kurrency agreed to repay the loan principal in five equal installments commencing on December 15, 2019. Interest of $3,181 and $2,181was accrued as of November 30, 2019 and August 31, 2019, respectively.

In April 2019, the Company entered into multiple loan agreements with LOC (Notes 2 and 12) and loaned LOC a total amount of $810,517 and $582,521 as of November 30, 2019 and August 31, 2019, respectively. The loans are secured by the personal guarantees of some of LOC’s ultimate stockholders, bear interest at a rate of 8% per annum, and are due on various dates from April 12, 2020 through November 6, 2020. Interest of $20,952 and $6,564 was accrued as of November 30, 2019 and August 31, 2019, respectively.

In May 2019, the Company entered into multiple short-term loan agreements with another unrelated company in Beijing, China, and loaned this company a total amount of $365,626 and $192,337 as of November 30, 2019 and August 31, 2019, respectively. The loans are secured by the personal guarantees of some of that company’s ultimate stockholders, bear interest at a rate of 8% per annum, and are due on various dates from May 14, 2020 through November 6, 2020. Interest of $9,193 and $2,836 was accrued as of November 30, 2019 and August 31, 2019, respectively.

The Company made the loans to LOC and the company in Beijing as part of the Company’s plans to expand its business in software technology.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of November 30, 2019	As of August 31, 2019
Accrued expenses	$70,372	23,088
Unearned income	7,222	8,889
Other payables	11,461	11,673
	$89,055	43,650

The Company signed an agreement with a third party whereby it authorized the third party to use its investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $7,222 and $8,889 as of November 30, 2019 and August 31, 2019, respectively.

8. AMOUNT DUE TO DIRECTOR

The outstanding amounts of $437,661 and $262,159 as of November 30, 2019 and August 31, 2019, respectively, represent an advance from Mr. Lin. It is unsecured and interest-free with no fixed payment term.

9. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser.

10. COMMON STOCK

On September 1, 2018, the Company engaged LOC to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. As of November 30, 2019, the first and second stages of development for the basic functions of the mobile application have been completed.

During the three months ended November 30, 2019 and 2018, the Company issued nil and 390,375 shares of restricted common stock, respectively, for the work completed during the respectively periods. The Company has issued an aggregate total of 908,678 shares of restricted common stock at a price per share of $0.50 for the work completed up to November 30, 2019 (Note 2).

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which would vest as of September 16, 2019. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months ended November 30, 2019 and 2018, the Company amortized $312,500 and $0, respectively, as remuneration. Prepaid expenses were $937,500 as of November 30, 2019 (Note 5).

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000   shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months November 30, 2019 and 2018, the Company amortized $187,500 and $0, respectively, as remuneration. Prepaid expenses were $562,500 as of November 30, 2019 (Note 5).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000   shares of restricted common stock, which vests on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months ended November 30, 2019 and 2018, the Company amortized $250,000 and $0, respectively, as consulting expenses under this agreement. Prepaid expenses were $750,000 as of November 30, 2019 (Note 5).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000   shares of restricted common stock, which vests on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months ended November 30, 2019 and 2018, the Company amortized $312,500 and $0, respectively, as consulting expenses under this agreement. Prepaid expenses were $937,500 as of November 30, 2019 (Note 5).

11. COMMITMENTS AND CONTINGENCIES

During the period ended November 30, 2019, the Company entered into an agreement with an independent third party to lease office premises in Taiwan, Shenzhen and Hong Kong on a monthly basis for the operations of the Company. The rental expense for the period ended November 30, 2019 and 2018 were $34,652 and $35,088, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Hong Kong with an initial term of one-year as of November 30, 2019:

Year ending November 30,
2020	$12,777
2021	-
2022	-
2023	-

12. SUBSEQUENT EVENTS

In December 2019, the Company entered into short-term loan agreements with LOC, whereby the Company provided LOC with additional loans of $113,229. The loans are secured by the personal guarantees of some of LOC’s ultimate stockholders, bear interest at a rate of 8% per annum, and are due in December 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Form 10-Q and our audited financial statements and related notes for the year ended August 31, 2019 included in our most recent annual report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Company Overview

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit of $2,714,376 as of November 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

The Company expects to finance its operations primarily through loans from existing directors and stockholders, sales of capital stock and cash flow from operations. In the event that the Company requires additional funding to finance the Company’s current and expected future operations, as well as to achieve its strategic objectives, a stockholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Any such additional financing may contain undue restrictions on the Company’s operations and/or cause substantial dilution to its stockholders.

These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended November 30,
	2019	2018
Net cash used in operating activities	$(154,234)	$(87,872)
Net cash used in investing activities	(401,285)	(102,564)
Net cash provided by financing activities	175,502	1,237
Cash and cash equivalents, beginning of period	447,562	839,323
Cash and cash equivalents, end of period	$67,545	$650,124

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended November 30, 2019 and 2018 was $154,234 and $87,872, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2019 and 2018 was $401,285 and $102,564, respectively. The net cash used in investing activities for the three months ended November 30, 2019 was related to the issuance of notes receivable. The cash used in investing activities for the three months ended November 30, 2018 resulted from an investment of $102,564 (HK$800,000) in the equity interest of Leader Financial Asset Management Limited.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2019 and 2018 was $175,502 and $1,237, respectively. The cash provided by financing activities were related to the advances and repayment from related parties and a director.

Results of Operations

Comparison for the three months ended November 30, 2019 and 2018

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application.

Through this agreement, we generated revenue of $1,667 and $0 for the three months ended November 30, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $1,238,147 and $410,794 for the three months ended November 30, 2019 and 2018, respectively. Our general and administrative expenses consist primarily of software development costs, consultancy fees, payroll expenses, rental expenses, marketing fees, consultancy fees and legal and professional fees. We recognized share-based compensation to directors and consultants of $1,062,500 and $0 for the three months ended November 30, 2019 and 2018, respectively. We started to incur software development expenses in fiscal year 2019. We have expensed $0 and $195,187 development costs in general and administrative expenses for the three months ended November 30, 2019 and 2018, respectively. In the three months ended November 30, 2018, the Company recorded an impairment loss of $102,564 on its investments in Leader Financial Asset Management Limited, a company incorporated in Hong Kong. No such impairment loss was incurred in the same period of 2019.

Other Income

Other income for the three months ended November 30, 2019 amounted to $21,809 as compared to $11,481 in the prior year, representing an increase of $10,328. The increase was due primarily to the increase in interest income of $21,746 primarily on notes receivable we issued, partially offsetting by the drop of subletting rental income of $11,354, from a subletting arrangement from April 1, 2018 to February 28, 2019 with a related company.

Net Loss

Our net loss was $1,249,630 and $399,313 for the three months ended November 30, 2019 and 2018, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of November 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this Form 10-Q for the quarter ended November 30, 2019, our management, including our Chief Executive Officer and our principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2019, our disclosure controls and procedures were not effective: (i) a lack of an audit committee; (ii) a lack of adequate written policies and procedures for accounting and financial reporting (iii) insufficient appropriate information technology controls, and (iv) a lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending November 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2019, the Company issued 2,500,000 shares of restricted common stock to Yi-Hsiu Lin pursuant to an employment agreement, whereby Mr. Lin agreed to serve as the Chief Executive Officer of the Company for a two-year term.

On September 1, 2019, the Company issued 1,500,000   shares of restricted common stock to Shui Fung Cheng pursuant to a director offer letter, whereby Mr. Cheng agreed to serve as a director of the Company for a one-year term.

On September 1, 2019, the Company issued 2,000,000   shares of restricted common stock to a consultant pursuant to a consulting agreement, whereby the consultant agreed to provide business development services to the Company for a one-year term.

On September 1, 2019, the Company issued 2,500,000   shares of restricted common stock to a consultant pursuant to a consulting agreement, whereby the consultant agreed to provide business advisory services to the Company for a one-year term.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by Reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

10.1*	Consulting Agreement, dated September 1, 2019, by and between the Company and Kuo-Hsun Hsu.

10.2*	Consulting Agreement, dated September 1, 2019, by and between the Company and Chien Chiao.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: January 14, 2020

	By:	/s/ Yi-Hsiu Lin
	Title:	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

