Form 10-Q
period 2020-02-29
Leader Capital Holdings Corp.
filed 2020-04-14
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 29, 2020

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

YES [X]NO [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2020
Common Stock, $0.0001 par value	113,684,073

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

TABLE OF CONTENTS

		Page
Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of February 29, 2020 (unaudited) and August 31, 2019	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six and Three Months Ended February 29, 2020 and February 28, 2019 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six and Three Months Ended February 29, 2020 and February 28, 2019 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 29, 2020 and February 28, 2019 (unaudited)	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	17
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	20
Item 4.	Controls And Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Mine Safety Disclosures	26
Item 5	Other Information	26
Item 6	Exhibits	27
Signatures		28

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 29, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,793	$447,562
Prepayments, deposits and other receivables	2,226,003	55,792
Notes receivable	1,637,810	724,858
Total current assets	4,095,606	1,228,212

Non-current assets
Plant and equipment, net	7,992	12,279
Notes receivable, non-current	-	100,000
Total non-current assets	7,992	112,279

TOTAL ASSETS	$4,103,598	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$72,679	$43,650
Due to a director	1,107,977	262,159
Total current liabilities	1,180,656	305,809

Non-current liabilities
Bonds payable	600,000	600,000
Convertible notes payable to related parties	130,000	-
Total non-current liabilities	730,000	600,000

TOTAL LIABILITIES	$1,910,656	$905,809

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 113,684,073 and 105,184,073 shares issued and outstanding as of February 29, 2020 and August 31, 2019	11,369	10,519
Additional paid-in capital	6,138,059	1,888,909
Accumulated other comprehensive income	-	-
Accumulated deficits	(3,956,486)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$2,192,942	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,103,598	$1,340,491

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the six months ended		For the three months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

REVENUE	$3,333	$-	$1,666		$-

COST OF REVENUE	-	-	-		-

GROSS PROFIT	3,333	-	1,666		-

OPERATING EXPENSES
General and administrative	(2,484,998)	(568,630)	(1,246,851)		(157,836)

LOSS FROM OPERATIONS	(2,481,665)	(568,630)	(1,245,185)		(157,836)

Interest expense	(30,107)	-	(15,148)		-

	(2,511,772)	(568,630)	(1,260,333)		(157,836)

OTHER INCOME
Other income – from related parties	-	22,707	-		11,353
Other income – from non-related parties	50,282	830	28,473		703
	50,282	23,537	28,473		12,056

LOSS BEFORE INCOME TAX	(2,461,490)	(545,093)	(1,231,860)		(145,780)

Income tax expense	(30,250)	-	(10,250)		-

NET LOSS	(2,491,740)	(545,093)	(1,242,110)		(145,780)

Other comprehensive loss
Foreign currency translation loss	-	1	-		1

COMPREHENSIVE LOSS	(2,491,740)	(545,092)	(1,242,110)		(145,779)

Net loss per share - Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$	#

Weighted average number of shares of common stock outstanding - Basic and diluted	113,684,073	104,665,770	113,684,073		104,665,770

# Less than $(0.01) per share

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2019	105,184,073	$10,519	$6,138,909	-	$(2,714,376)	$3,435,052
Issuance of shares	8,500,000	850	(850)	-	-	-
Net loss	-	-	-	-	(1,242,110)	(1,242,110)
Balance as of February 29, 2020	113,684,073	$11,369	$6,138,059	$-	$(3,956,486)	$2,192,942

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2018	104,665,770	$10,467	$1,629,809	-	$(961,965)	$678,311
Foreign currency translation loss	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(145,779)	(145,779)
Balance as of February 28, 2019	104,665,770	$10,467	$1,629,809	$(1)	$(1,107,744)	$532,531

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	-	$(1,464,746)	$434,682
Issuance of shares	8,500,000	850	4,249,150	-	-	4,250,000
Net loss	-	-	-	-	(2,491,740)	(2,491,740)
Balance as of February 29, 2020	113,684,073	$11,369	$6,138,059	-	$(3,956,486)	$2,192,942

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	-	$(562,652)	$882,437
Shares issued for development costs	390,375	39	195,148	-	-	195,187
Foreign currency translation loss	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(545,092)	(545,092)
Balance as of February 28, 2019	104,665,770	$10,467	$1,629,809	(1)	$(1,107,744)	$532,531

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the six months ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,491,740)	$(545,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	-	195,187
Share based compensation	2,125,000	-
Impairment loss	-	102,564
Depreciation	4,658	4,235
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(45,211)	26,153
Accounts payable and accrued liabilities	29,029	(12,671)

Net cash used in operating activities	(378,264)	(229,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(812,952)	(50,000)
Non-marketable equity investments	-	(102,564)
Purchase of plant and equipment	(371)	-

Net cash used in investing activities	(813,323)	(152,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from related parties	-	878
Proceeds from convertible notes issuance	130,000	-
Advance from a director	845,818	487

Net cash provided by financing activities	975,818	1,365

Effect of exchange rate changes on cash and cash equivalents	-	(1)

Net decrease in cash and cash equivalents	(215,769)	(380,824)
Cash and cash equivalents, beginning of period	447,562	839,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,793	$458,499

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$30,000	$-

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

The Company has suffered recurring losses from operations, and recorded an accumulated deficit of $3,956,486 as of February 29, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

On September 1, 2018, the Company engaged LOC Weibo Co., Ltd (“LOC”), an unrelated company incorporated in Taiwan, to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. The first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued an aggregate total of 908,678 shares of restricted common stock at a price per share of $0.50 for the work completed up to February 29, 2020.

Of the shares of restricted common stock that have been issued to LOC, nil and 390,375 shares of restricted common stock were issued during the six months ended February 29, 2020 and February 28, 2019, respectively, for the work completed during each period. The Company expensed $0 and $195,187 in development costs as general and administrative expenses for the six months ended February 29, 2020 and February 28, 2019, respectively; and $0 for the three months ended February 29, 2020 and February 28, 2019. As of February 29, 2020, the development of the mobile application is still in progress and the Company has not capitalized any of the development costs.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services. Revenue is recognized as performance obligations are satisfied.

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

Revenue by Recognition Over Time vs Point in Time

	For the six months ended		For the three months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenue by recognition over time	$3,333	$-	$1,666	$-
Revenue by recognition at a point in time	-	-	-	-
	$3,333	$-	$1,666	$-

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the six months ended February 29, 2020 and February 28, 2019.

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

The Company recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon of $30,250 and $0 at February 29, 2020 and August 31, 2019, respectively, included in accrued payables and accrued liabilities due to the potential of incurring a tax penalty for late filing of its tax returns with the Internal Revenue Service and, if recognized, such penalty will affect the Company’s effective tax rate.

The Company conducts business in Hong Kong and is subject to tax in the jurisdiction of Hong Kong. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authority.

Net Income/(Loss) Per Share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional shares of common stock were dilutive. The following table presents a reconciliation of basic and diluted net loss per share:

	Six Months Ended		Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Net Loss	$(2,491,740)	$(545,093)	$(1,242,110)		$(145,780)
Weighted average number of shares of common stock outstanding - Basic and diluted	113,684,073	104,665,770	113,684,073		104,665,770
Net loss per share - Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$	#

# Less than $(0.01) per share

As of February 29, 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with U.S. GAAP. ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Given the Company’s shares are thinly traded, the conversion features of the convertible promissory notes issued in February 2020 did not qualify as embedded derivative instruments and were not bifurcated from the host convertible notes payable. Accordingly, these instruments have not been classified as derivative liabilities in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, deposits, notes receivable, accounts payable and accrued liabilities, balances due to a director, bonds payable and notes payable approximate at their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

The Company also follows the guidance of the ASC Topic 820, “Fair Value Measurements and Disclosures “ (“ASC 820”), with respect to financial assets and liabilities that are measured at fair value. ASC 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any liabilities carried at fair value measured on a recurring basis as of February 29, 2020 and August 31, 2019.

Leasing

Under ASC Topic 842, “Leases “, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date, based on the present value of the remaining lease payments, and discounted using the discount rate for the lease at the commencement date. The ROU assets represent the Company’s right to control the use of an identified asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The ROU assets also include any lease payments made prior to the commencement of the lease and is recorded net of any lease incentives received. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The Company’s only lease meets the definition of a short-term lease because the initial lease term is 12 months or less. Consequently, the Company does not recognize the ROU asset and the lease liability arising from this lease.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and issued certain transitional guidance and subsequent amendments between January 2018 and March 2019 within ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 (collectively, including ASU No. 2016-02, “ASC 842”), which amends ASC Topic 840, the existing accounting standards for lease accounting. ASC 842 generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted ASC 842 on September 1, 2019 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption of ASC 842 did not have a material impact on net assets and the consolidated statement of comprehensive income.

In June 2018, the FASB issued ASU 2018-07, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The new standard became effective for the Company on September 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have no effect on the accompanying consolidated financial statements.

3. PLANT AND EQUIPMENT, NET

Plant and equipment as of February 29, 2020 and August 31, 2019 are summarized below:

	As of February 29, 2020	As of August 31, 2019
Furniture and fixtures	$3,912	$3,912
Office equipment	8,049	7,678
Leasehold improvement	16,178	16,178
Total	28,139	27,768
Less: Accumulated depreciation	(20,147)	(15,489)
Plant and Equipment, net	$7,992	$12,279

Depreciation expenses, classified as operating expenses, were $4,658 and $4,235 for the six months ended February 29, 2020 and February 28, 2019, respectively; and $2,344 and $2,144 for the three months ended February 29, 2020 and February 28, 2019, respectively.

4. RELATED PARTY TRANSACTIONS

	Six Months Ended		Three Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Professional fee - Greenpro Financial Consulting Limited (a)	$15,253	$8,800	$1,753	$8,800

Other Income:
Rental income from Greenpro LF Limited (b)	-	22,707	-	11,351

(a)	The Company incurred professional fees of $15,253 and $8,800 for services provided by Greenpro Financial Consulting Limited for the six months ended February 29, 2020 and February 28, 2019, respectively; and $1,753 and $8,800 for the three months ended February 29, 2020 and February 28, 2019, respectively. The fees are due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

The directors of Greenpro Financial Consulting Limited (Mr. Chong Kuang Lee and Mr. Che Chan Loke) are the directors of the investment managers of Greenpro Asia Strategic SPC. As of February 29, 2020, Greenpro Asia Strategic SPC is the holder of approximately 4.40% of the Company’s issued and outstanding common stock.

(b)	The Company sublet its commercial office in Taipei to Greenpro LF Limited under a non-cancelable operating lease at a monthly rate of HK$22,000 ($2,821) until October 31, 2019, with a term of 31 months. Beginning November 1, 2019, the monthly rate would have adjusted to HK$22,900 ($2,936); however, the subletting arrangement was early terminated on February 28, 2019. Mr. Lin is a director of Greenpro LF Limited.

Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The Company received $0 and $22,707 in rental income from Greenpro LF Limited for the six months ended February 29, 2020 and February 28, 2019, respectively; and $0 and $11,351 for the three months ended February 29, 2020 and February 28, 2019, respectively. The rental income is recorded under other income.

(c)	The Company contemplated an investment of HK$800,000 ($102,564) in Leader Financial Asset Management Limited, a Hong Kong corporation, which was accounted for under the cost method of accounting. The Company’s directors, Mr. Lin and Mr. Shui Fung Cheng, are directors of Leader Financial Asset Management Limited.

The Company performed an impairment test on the investment and expected that it would not generate revenues in the near future. The impairment loss was $102,564 and $0 for the six months and three months ended February 28, 2019 respectively. The Company did not proceed with the investment and HK$800,000 ($102,564) was reflected as being refunded to the Company during the year ended August 31, 2019.

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of February 29, 2020	As of August 31, 2019
Rental and management fee deposits	$34,272	$44,076
Prepaid share-based compensation to directors (Note 11)	1,000,000	-
Prepaid share-based compensation to consultants (Note 11)	1,125,000	-
Other prepaid expenses	5,135	135
Interest receivables (Note 6)	61,596	11,581
	$2,226,003	$55,792

6. NOTES RECEIVABLE

On February 13, 2019, the Company entered into a loan agreement with a third party, Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency a total of $50,000. The loan was unsecured and bears interest at a rate of 8% per annum. Kurrency agreed to repay the loan principal in five equal installments commencing on December 15, 2019. As of February 29, 2020 and August 31, 2019, the outstanding balance on the note was $30,500 and $50,000, respectively. Interest of $3,984 and $2,181 was accrued as of February 29, 2020 and August 31, 2019, respectively.

In April 2019, the Company entered into multiple loan agreements with LOC (Notes 2 and 11 and loaned LOC a total amount of $1,103,207 and $582,521 as of February 29, 2020 and August 31, 2019, respectively. The loans are secured by the personal guarantees of some of LOC’s stockholders, bear interest at a rate of 8% per annum, and are due on various dates from April 12, 2020 through November 6, 2020. Interest of $38,642 and $6,564 was accrued as of February 29, 2020 and August 31, 2019, respectively.

In May 2019, the Company entered into multiple short-term loan agreements with another unrelated company in Beijing, China, and loaned this company a total amount of $504,103 and $192,337 as of February 29, 2020 and August 31, 2019, respectively. The loans are secured by the personal guarantees of some of that company’s stockholders, bear interest at a rate of 8% per annum, and are due on various dates from May 14, 2020 through November 6, 2020. Interest of $18,970 and $2,836 was accrued as of February 29, 2020 and August 31, 2019, respectively.

The Company made the loans to LOC and the company in Beijing as part of the Company’s plans to expand its business in software technology.

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of February 29, 2020	As of August 31, 2019
Accrued expenses	$55,719	$23,088
Unearned income	5,556	8,889
Other payables	11,404	11,673
	$72,679	$43,650

The Company signed an agreement with a third party whereby it authorized the third party to use its investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $5,556 and $8,889 as of February 29, 2020 and August 31, 2019, respectively.

8. DUE TO A DIRECTOR

The outstanding amounts of $1,107,977 and $262,159 as of February 29, 2020 and August 31, 2019, respectively, represent an advance from Mr. Lin. It is unsecured and interest-free with no fixed payment term.

9. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on a semi-annual basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and accrued interest  to the purchaser.

10. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Convertible notes payable consist of the following:

	As of February 29, 2020	As of August 31, 2019
Convertible note payable to a shareholder, unsecured, 6% interest, due February 24, 2022	$110,000	$-
Convertible note payable to a shareholder, unsecured, 6% interest, due February 27, 2022	20,000	-
Total notes payable	$130,000	$-
Less: current portion	-	-
Convertible notes payable, net – Long-term	$130,000	$-

On February 24, 2020, the Company issued a convertible promissory note in the principal amount of $110,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on February 24, 2022 and unsecured.

On February 27, 2020, the Company issued a convertible promissory note in the principal amount of $20,000, which accrues interest at the rate of 6% per annum, to a shareholder – Li-Ching Yang. The note is due on February 27, 2022 and unsecured.

For each of the promissory notes, the Company is entitled to a one-year extension. The outstanding principal amounts of the notes are convertible at any time at the option of the holders into common stock at a conversion price of either $1 per share if converted within one year or $1.5 per share if converted after one year. Each of the lenders may convert part of the principal outstanding in increments of $10,000 or multiples of $10,000 at any time. Accrued interest, if any, will be forfeited on any principal amount being converted.

11. COMMON STOCK

On September 1, 2018, the Company engaged LOC to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. As of February 29, 2020, the first and second stages of development for the basic functions of the mobile application have been completed.

During the six months ended February 29, 2020 and February 28, 2019, the Company issued nil and 390,375 shares of restricted common stock, respectively and nil for the three months ended February 29, 2020 and February 28, 2019, respectively, for the work completed during the respective periods. The Company has issued an aggregate total of 908,678 shares of restricted common stock at a price per share of $0.50 for the work completed up to February 29, 2020 (Note 2).

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of September 16, 2019. In addition, Mr. Lin may be entitled to bonus compensation of up to three times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. Mr. Lin’s salary was paid in shares of common stock, which were issued on December 11,2019. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six months ended February 29, 2020 and February 28, 2019, the Company amortized $625,000 and $0, respectively and amortized $312,500 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively, as remuneration. Prepaid expenses were $625,000 as of February 29, 2020 (Note 5).

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six months ended February 29, 2020 and February 28, 2019, the Company amortized $375,000 and $0, respectively and amortized $187,500 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively, as remuneration. Prepaid expenses were $375,000 as of February 29, 2020 (Note 5).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six months ended February 29, 2020 and February 28, 2019, the Company amortized $500,000 and $0, respectively and amortized $250,000 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively, as consulting expenses under this agreement. Prepaid expenses were $500,000 as of February 29, 2020 (Note 5).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six months ended February 29, 2020 and February 28, 2019, the Company amortized $625,000 and $0, respectively and amortized $312,500 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively, as consulting expenses under this agreement. Prepaid expenses were $625,000 as of February 29, 2020 (Note 5).

12. COMMITMENTS AND CONTINGENCIES

During the period ended February 29, 2020, the Company entered into an agreement with an independent third party to lease office premise in Hong Kong on a monthly basis for the operations of the Company. The rental expense for the six months ended February 29, 2020 and February 28, 2019 were $63,565 and $57,899, respectively and $28,913 and $22,811 for the three months ended February 29, 2020 and February 28, 2019, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Hong Kong with an initial term of one-year as of February 29, 2020:

Year ending February 29,
2021	$5,111
2022	-
2023	-
2024	-

13. SUBSEQUENT EVENTS

Since the beginning of January 2020 and through the date of this report, the entire global economy has been substantially impacted by the coronavirus pandemic which began in China and has spread to most other parts of the world. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but would not necessarily be limited to, one or more of the following factors:

-	A negative impact due to a contraction in the demand for the Company’s services
-	A negative impact due to a contraction in the capital markets required to support the Company’s new business strategy
-	A negative impact on the availability of key personnel necessary to conduct the Company’s business activities
-	A negative impact on the business and operations of third-party service providers who perform critical services for the Company

From March to April 2020, the Company entered into various short-term loan agreements with LOC and a company in Beijing, whereby the Company provided additional loans of $221,420 and $104,000 respectively. The loans are secured by the personal guarantees of some of the stockholders, bear interest at a rate of 8% per annum, and are due on various dates through April 2021.

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

Through LFGL, we act as the service provider for a mobile application investment platform that is owned by JFB. The platform connects investors with financial service providers in an effort to sharpen operational efficiency and seeks to address customer demands for more innovative services. It is a ready-made application created to meet the needs of financial service providers, especially trust companies and insurance companies. The platform is customizable and each financial institution can adjust the platform to better suit its client’s needs.

Use of the JFB platform is currently free; however, we have an agreement with a third party whereby we have authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. In the future, the Company intends to generate additional revenue by developing a new, more comprehensive mobile application, which we refer to as the FinMaster mobile application, with similar functions as the JFB platform, to offer to our clients for a fee.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit of $3,956,486 as of February 29, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

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

The condensed consolidated financial statements included in this report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	February 29, 2020	February 28, 2019
Net cash used in operating activities	$(378,264)	$(229,624)
Net cash used in investing activities	(813,323)	(152,564)
Net cash provided by financing activities	975,818	1,365
Effect of exchange rate changes on cash and cash equivalents	-	(1)
Cash and cash equivalents, beginning of period	447,562	839,323
Cash and cash equivalents, end of period	$231,793	$458,499

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended February 29, 2020 and February 28, 2019 was $378,264 and $229,624, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended February 29, 2020 and February 28, 2019 was $813,323 and $152,564, respectively. The net cash used in investing activities for the six months ended February 29, 2020 was mainly related to the issuance of notes receivable of $812,952. The cash used in investing activities for the six months ended February 28, 2019 resulted from an investment of $102,564 (HK$800,000) in the equity interest of Leader Financial Asset Management Limited and issuance of notes receivable of $50,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended February 29, 2020 and February 28, 2019 was $975,818 and $1,365, respectively. The cash provided by financing activities for the six months ended February 29, 2020 was related to advance from a director of $845,818 and proceeds from convertible notes issuance of $130,000. The cash provided by financing activities for the six months ended February 28, 2019 was related to repayment from related parties and advance from a director.

Results of Operations

Comparison for the six months ended February 29, 2020 and February 28, 2019

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application.

Through this agreement, we generated revenue of $3,333 and $0 for the six months ended February 29, 2020 and February 28, 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $2,484,998 and $568,630 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $1,916,368 or 337%. Our general and administrative expenses consist primarily of software development costs, payroll expenses, rental expenses, marketing fees, consultancy fees and legal and professional fees. During the six months ended February 29, 2020, we entered into an employment agreement with our Chief Executive Officer, an agreement with a director and two consulting agreements pursuant to which we issued shares of our stock as compensation. As a result, we recognized share-based compensation to directors and consultants of $2,125,000  and $0 for the six months ended February 29, 2020 and February 28, 2019, respectively. We started to incur software development expenses in fiscal year 2019. We have expensed $0 and $195,187 development costs in general and administrative expenses for the six months ended February 29, 2020 and February 28, 2019, respectively. In the six months ended February 28, 2019, the Company recorded an impairment loss of $102,564 on its investments in Leader Financial Asset Management Limited, a company incorporated in Hong Kong. No such impairment loss was incurred in the same period of 2020.

Interest Expense

Interest expense was $30,107 and $0 for the six months ended February 29, 2020 and February 28, 2019, respectively. The increase was due to the issuance of bonds payable and notes payable.

Other Income

Other income for the six months ended February 29, 2020 amounted to $50,282 as compared to $23,537 in the prior year, representing an increase of $26,745. The increase was due primarily to the increase in interest income of $49,835 primarily on notes receivable we issued, partially offset by a drop of $17,000 in rental income from a subletting arrangement with a related company during the period from April 1, 2018 to February 28, 2019.

Net Loss

Our net loss was $2,491,740 and $545,093 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $1,946,647 or 357%. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended February 29, 2020 and February 28, 2019

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application.

Through this agreement, we generated revenue of $1,666 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $1,246,851 and $157,836 for the three months ended February 29, 2020 and February 28, 2019, respectively, an increase of $1,089,015 or 690%. Our general and administrative expenses consist primarily of share-based compensation, payroll expenses, consultancy fees and legal and professional fees. As noted above, we entered into an employment agreement with our Chief Executive Officer, an agreement with a director and two consulting agreements during the quarter ended November 30, 2019, pursuant to which we issued shares of our common stock as compensation. As a result, we recognized share-based compensation to directors and consultants of $1,062,500 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively.

Interest expense

Interest expense was $15,148 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively. The increase was due to the issuance of bonds payable and notes payable.

Other Income

Other income for the three months ended February 29, 2020 amounted to $28,473 as compared to $12,056 in the same period in the prior year, representing an increase of $16,417. The increase was due primarily to the increase in interest income of $28,040 primarily on notes receivable we issued, partially offset by a drop of $11,353 in rental income from a subletting arrangement with a related company during the period from April 1, 2018 to February 28, 2019.

Net Loss

Our net loss was $1,242,110 and $145,780 for the three months ended February 29, 2020 and February 28, 2019, respectively, an increase of $1,096,330 or 752%. The net loss was mainly derived from the increase in our general and administrative expenses.

Off-Balance Sheet Arrangements

As of February 29, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

In connection with the preparation of this Form 10-Q for the quarter ended February 29, 2020, our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2020, our disclosure controls and procedures were not effective: (i) a lack of an audit committee; (ii) a lack of adequate written policies and procedures for accounting and financial reporting (iii) insufficient appropriate information technology controls, and (iv) a lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending February 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We are a company with a limited operating history and our future profitability is uncertain. We anticipate future losses and negative cash flows and we may never be profitable.

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of February 29, 2020, we had a total accumulated deficit of approximately $3,956,486. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to the development of the FinMaster mobile application, marketing and other promotional activities, the addition of personnel, if necessary, and our continued efforts to form relationships with financial service providers and insurers. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the development of the JFB platform or to commercialize it and our business may fail.

Because the version of the JFB platform we plan to sell is not yet fully developed, our business requires capital investments. Our cash on hand, which at February 29, 2020 was approximately $231,793, will not be sufficient to meet all of our future needs. Furthermore, our target customers may be slow to adopt the JFB platform. We anticipate that we will require substantial additional funds in excess of our current financial resources to complete the development of the JFB platform and to market it. Until the JFB platform generates revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities or loans from related parties, but we may not be able to obtain financing in amounts sufficient to fund our business plan. If we cannot obtain additional funding when and as needed, our business might fail.

Market acceptance of the JFB platform is difficult to predict. If the JFB platform does not achieve market acceptance, our business could fail.

We are continuing to develop the JFB platform. If we are unable to effectively develop and demonstrate the JFB platform in a timely fashion, gain recognition with financial service providers, insurers and their clients, and develop a critical level of successful sales, we may not be able to successfully earn sales revenue and our results of operations and financial condition would then suffer.

Further, we cannot predict the rate of adoption or acceptance of the JFB platform by potential customers and their clients. While we may be able to effectively demonstrate the usefulness of the JFB platform, this does not guarantee that financial service providers, insurers and their clients will accept it, nor can we control the rate at which such acceptance may be achieved. If the JFB platform is not widely adopted by financial service providers, insurers and their clients, we may not earn enough by selling or licensing the technology to support our operations, recover our development costs or become profitable and our business could fail.

Our efforts may never demonstrate the feasibility of the JFB platform.

Our goal is to create a platform that is easily used by financial service providers, insurers and their clients to manage investments. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, development of the JFB platform for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

We may fail to adequately protect our proprietary technology, which would allow our competitors to take advantage of our research and development efforts.

We rely upon trade secrets, proprietary know-how, and continuing technological innovation to develop new services and solutions and to remain competitive. If our competitors learn of our proprietary technology or processes, they may use this information to produce services and solutions that are equivalent or superior to our services and solutions, which could materially adversely affect our business, operations and financial position. Our employees and consultants may breach their obligations not to reveal our confidential information, and any remedies available to us may be insufficient to compensate our damages. Even in the absence of such breaches, our trade secrets and proprietary know-how may otherwise become known to our competitors, or be independently discovered by our competitors, which could adversely affect our competitive position.

We are subject to product development risks that could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on our third-party software developers to develop and enhance the software in the future. If our third-party developers experience unanticipated development delays or financial difficulties, we may need additional cost and time to find new developers. Additionally, in order to stay competitive, our third-party developer must anticipate and adapt to rapid technological changes affecting software development. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production costs and more strenuous competition.

We are uncertain of our profit margins and whether such profit margins, if achieved, will be able to sustain our business, because the JFB platform has not yet been fully developed.

We have not yet fully developed the JFB platform or the pricing that will be associated with it. As a result, we cannot reliably predict our profit margins, if any. Our operating costs could increase significantly compared to those we currently anticipate due to unanticipated results from the development process or application of the platform. Further, we envision our pricing to be highly dependent on the benefits that our customers believe they will achieve using the JFB platform. Accordingly, we cannot predict whether or when we will achieve profitability, and if achieved, the amount of such profit margins.

Many of our potential competitors have greater resources, and it may be difficult to compete against them.

The software application market is competitive, and we expect competition in this market to increase as existing competitors enhance and expand their product and service offerings and as new participants enter the market. Increased competition may result in price reductions, reduced profitability and loss of market share. We cannot ensure that we will be able to compete successfully against existing or future competitors. Some of our customers and companies with which we have strategic relationships may also become competitors.

Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they may also pursue and adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. Furthermore, we face challenges in selling the JFB platform to large companies in the process industries that have internally developed their own proprietary software solutions.

The loss of the services of Yi-Hsiu Lin could adversely affect our ability to operate our business.

The loss of Yi-Hsiu Lin, our Chief Executive Officer, director and our majority shareholder, could severely and negatively impact our operations. We have no present intention to obtain key-man life insurance on Mr. Lin’s life.

Our principal executive offices are located in Hong Kong and our Company has non-U.S. resident officers and directors. As such, it may be difficult to pursue legal action against our Company or directors.

Due to the fact that our Company’s executive office is located in Hong Kong and our Company has non-U.S. resident officers and directors, the enforceability of civil liability provisions of U.S. federal securities laws against our officers and directors, and our assets located in foreign jurisdictions, will be limited and may not be possible.

Digital threats such as cyber-attacks, data protection breaches, computer viruses or malware may disrupt our mobile applications, harm our operating results and damage our reputation, and cyber-attacks or data protection breaches on our clients’ networks could result in liability for us, damage our reputation or otherwise harm our business.

The products and services we sell to clients, and our servers and data centers on which our data, and data of our clients and business partners may be stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our clients, and the information stored on our networks or those of our clients could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our clients’ networks, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.

Any failures or interruptions in our services or systems could damage our reputation and substantially harm our business and results of operations.

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our clients. The operations of our mobile platforms are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

●	damage to or failure of our computer software or hardware or our connections;
●	errors in the processing of data by our systems;
●	computer viruses or software defects;
●	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;
●	increased capacity demands or changes in systems requirements of our customers; and
●	errors by employees or third-party service providers.

Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations.

The outbreak of the recent coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, could adversely affect our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of individuals and business to conduct and monitor financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. and world economy, which could in turn disrupt the business, activities, and operations of our clients, as well as our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in use of our mobile platforms. A spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

Because our officers and directors conduct outside business activities, the attention and efforts of our officers and directors are not solely focused upon Leader Capital Holdings Corp.

While our officers and directors intend to devote as much time as necessary to the success and development of the Company, Mr. Lin in particular has outside interests that require a portion of his time every week. Currently, Mr. Lin is prepared to dedicate 36 hours per week to our operations. Although we believe their time, resources, and effort to be allocated appropriately to allow for the Company’s future success, there can be no guarantee that their priorities will not shift in the future. In the event that their outside interests begin to take precedence over their positions in the Company, the Company may not experience the growth and success that is anticipated.

Risks Related to Owning Our Securities

There is no public market for our securities. Our investors may not be able to sell their securities.

Our common stock was approved for quotation on the OTC Pink Marketplace quotation system maintained by the OTC Markets Group, Inc. under the symbol “LCHD” on June 27, 2019. A market for our common stock has not yet developed and we cannot assure you that a market will develop in the future. Our shareholders may not be able to sell their common stock

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect our common stock or other securities.

We are authorized to issue 200,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stock holders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of holders of our common stock. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

We may be required to raise additional financing by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We will require additional financing to fund development and commercialization of the JFB platform and for working capital and other purposes. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current shareholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of the debt securities would similarly have rights senior to those of the holders of shares of common stock, and the terms of the debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business and results of operations.

We have not paid dividends on our common stock to date and do not intend to pay any dividends for the foreseeable future.

We have not paid any dividends on our common stock to date and do not intend to pay any dividends for the foreseeable future. The payment of dividends in the future will be made at the discretion of our board of directors, and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. We are under no contractual obligations or restrictions to declare or pay dividends on shares of our common stock. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

We will incur significant costs as a result of being a public company that reports to the SEC. Furthermore, the reporting requirements may place undue strain on our personnel, systems and resources.

As a public company required to report to the SEC, we expect to incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company.

Upon effectiveness of our Form 10 registration statement, we will be subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring us to establish and maintain effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that, as we grow, could increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. These requirements may place undue strain on our personnel, systems and resources.

Our officers and directors lack experience in, and with, the reporting and disclosure obligations of publicly-traded companies.

Our officers and directors lack experience in, and with, the reporting and disclosure obligations of publicly-traded companies and with serving as an officer and/or director of a publicly-traded company. This lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to the lack of experience of our officers and directors with publicly-traded companies and the reporting requirements in general.

Our Chief Executive Officer is also our controlling shareholder. He may significantly influence matters to be voted on and his interests may differ from, or be adverse to, the interests of our other shareholders.

Our Chief Executive Officer, director and majority shareholder, Mr. Yi-Hsiu Lin, beneficially owns 67.6% of our common stock. Accordingly, Mr. Lin possesses significant influence over the Company on matters submitted to the shareholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Lin a substantial ability to determine the future of our Company, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. Mr. Lin’s interests may differ from the interests of our other shareholders and could therefore result in corporate decisions that are averse to other shareholders.

The trading in our shares will be regulated by the Rule 15G-9 of the Exchange Act which defines a “penny stock.”

Our common stock is a penny stock, as defined in Rule 15G-9 promulgated under the Exchange Act. The Exchange Act and the penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the SEC. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Date: April 14, 2020

	By:	/s/ Yi-Hsiu Lin
	Title:	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

