Form 10-Q
period 2020-05-31
Leader Capital Holdings Corp.
filed 2020-07-15
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56159

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

Yes [  ] No [X]

As of July 7, 2020, the number of outstanding shares of common stock, $0.0001 par value, was 121,234,108 shares, of which 13,050,035 shares are to be issued, after taking into account the cancellation of 5,500,000 shares.

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2020	August 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$163,558	$447,562
Prepayments, deposits and other receivables	1,199,417	55,792
Notes receivable	2,162,895	724,858
Total current assets	3,525,870	1,228,212

Non-current assets
Plant and equipment, net	5,647	12,279
Notes receivable, non-current	-	100,000
Total non-current assets	5,647	112,279

TOTAL ASSETS	$3,531,517	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$99,551	$43,650
Due to a director	1,320,414	262,159
Total current liabilities	1,419,965	305,809

Non-current liabilities
Bonds payable	600,000	600,000
Convertible notes payable to related parties	230,000	-
Total non-current liabilities	830,000	600,000

TOTAL LIABILITIES	$2,249,965	$905,809

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 113,684,073 and 105,184,073 shares issued and outstanding as of May 31, 2020 and August 31, 2019	11,369	10,519
Additional paid-in capital	6,418,073	1,888,909
Accumulated other comprehensive income	-	-
Accumulated deficits	(5,147,890)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$1,281,552	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,531,517	$1,340,491

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the nine months ended May 31,		For the three months ended May 31,
	2020	2019	2020	2019

REVENUE	$5,000	$-	$1,667	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	5,000	-	1,667	-

OPERATING EXPENSES
General and administrative	(3,700,182)	(904,981)	(1,215,184)	(336,351)

LOSS FROM OPERATIONS	(3,695,182)	(904,981)	(1,213,517)	(336,351)

Interest expense	(47,303)	-	(17,196)	-

LOSS BEFORE INCOME TAX	(3,742,485)	(904,981)	(1,230,713)	(336,351)

OTHER INCOME
Other income – from related parties	-	25,560	-	2,185
Other income – from non-related parties	89,591	3,381	39,309	3,216
	89,591	28,941	39,309	5,401

LOSS BEFORE INCOME TAX	(3,652,894)	(876,042)	(1,191,404)	(330,950)

Income tax expense	(30,250)	-	-	-

NET LOSS	$(3,683,144)	$(876,042)	$(1,191,404)	$(330,950)

Other comprehensive income
Foreign currency translation gain	-	-	-	1

COMPREHENSIVE LOSS	(3,683,144)	(876,042)	(1,191,404)	(330,949)

Net loss per share - Basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.003)

Weighted average number of shares of common stock outstanding - Basic and diluted	113,700,043	104,778,733	113,824,027	104,778,733

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED MAY 31, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of March 1, 2020	113,684,073	$11,369	$6,138,059	$-	$(3,956,486)	$2,192,942
Shares to be issued in private placement	-	-	280,014	-	-	280,014
Net loss	-	-	-	-	(1,191,404)	(1,191,404)
Balance as of May 31, 2020	113,684,073	$11,369	$6,418,073	$-	$(5,147,890)	$1,281,552

FOR THE THREE MONTHS ENDED MAY 31, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of March 1, 2019	104,665,770	$10,467	$1,629,809	$(1)	$(1,107,744)	$532,531
Shares issued for development costs	908,678	91	454,248	-	-	454,339
Shares cancelled	(390,375)	(39)	(195,148)	-	-	(195,187)
Foreign currency translation gain	-	-	-	1	-	1
Net loss	-	-	-	-	(330,950)	(330,950)
Balance as of May 31, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,438,694)	$460,734

FOR THE NINE MONTHS ENDED MAY 31, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Issuance of shares	8,500,000	850	4,249,150	-	-	4,250,000
Shares to be issued in~private placement	-	-	280,014	-	-	280,014
Net loss	-	-	-	-	(3,683,144)	(3,683,144)
Balance as of May 31, 2020	113,684,073	$11,369	$6,418,073	$-	$(5,147,890)	$1,281,552

FOR THE NINE MONTHS ENDED MAY 31, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	$-	$(562,652)	$882,437
Shares issued for development costs	908,678	91	454,248	-	-	454,339
Net loss	-	-	-	-	(876,042)	(876,042)
Balance as of May 31, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,438,694)	$460,734

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the nine months ended May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,683,144)	$(876,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	-	454,338
Share based compensation	3,187,500	-
Impairment loss	-	102,564
Depreciation	7,003	6,352
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(81,125)	29,644
Other payables and accrued liabilities	55,901	(26,369)

Net cash used in operating activities	(513,865)	(309,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(1,388,037)	(273,283)
Repayment on notes receivable	50,000	-
Non-marketable equity investments	-	(102,564)
Purchase of plant and equipment	(371)	-

Net cash used in investing activities	(1,338,408)	(375,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued in private placement	280,014	-
Repayment from related parties	-	878
Proceeds from convertible notes issuance	230,000	-
Advance from a director	1,058,255	(3,554)

Net cash provided by (used in) financing activities	1,568,269	(2,676)

Net decrease in cash and cash equivalents	(284,004)	(688,034)
Cash and cash equivalents, beginning of period	447,562	839,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$163,558	$151,289

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$30,000	$-

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

The Company has suffered recurring losses from operations, and recorded an accumulated deficit of $5,147,890 as of May 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

On September 1, 2018, the Company engaged LOC Weibo Co., Ltd (“LOC”), a company incorporated in Taiwan, to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. The first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued an aggregate total of 908,678 shares of restricted common stock at a price per share of $0.50 for the work completed up to May 31, 2020.

Of the shares of restricted common stock that have been issued to LOC, nil and 908,678 shares of restricted common stock were issued during the nine months ended May 31, 2020 and 2019, respectively, for the work completed during each period. The Company expensed $0 and $454,338 in development costs as general and administrative expenses for the nine months ended May 31, 2020 and 2019, respectively; and $0 and $259,152 for the three months ended May 31, 2020 and 2019, respectively. As of May 31, 2020, the development of the mobile application is still in progress and the Company has not capitalized any of the development costs.

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

Revenue by Recognition Over Time vs Point in Time

	For the nine months ended May 31,		For the three months ended May 31,
	2020	2019	2020	2019
Revenue by recognition over time	$5,000	$-	$1,667	$-
Revenue by recognition at a point in time	-	-	-	-
	$5,000	$-	$1,667	$-

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the nine and three months ended May 31, 2020 and 2019.

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

The Company recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon of $30,250 and $0 at May 31, 2020 and August 31, 2019, respectively, included in accrued payables and accrued liabilities due to the potential of incurring a tax penalty for late filing of its tax returns with the Internal Revenue Service and, if recognized, such penalty will affect the Company’s effective tax rate.

The Company conducts business in Hong Kong and is subject to tax in the jurisdiction of Hong Kong. As a result of its business activities, the Company will file tax returns that are subject to examination by the Hong Kong tax authority.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional shares of common stock were dilutive. The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Nine Months Ended May 31,		Three Months Ended May 31,
	2020	2019	2020	2019

Net Loss	$(3,683,144)	$(876,042)	$(1,191,404)	$(330,950)
Weighted average number of shares of common stock outstanding - Basic and diluted (Note)	113,700,043	104,778,733	113,824,027	104,778,733
Net loss per share - Basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.003)

Note:     Including 700,035 shares to be issued to investors (note 11).

As of May 31, 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

The Company did not have any liabilities carried at fair value measured on a recurring basis as of May 31, 2020 and August 31, 2019.

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

3. PLANT AND EQUIPMENT, NET

Plant and equipment as of May 31, 2020 and August 31, 2019 are summarized below:

	As of May 31, 2020	As of August 31, 2019
Furniture and fixtures	$3,912	$3,912
Office equipment	8,049	7,678
Leasehold improvement	16,178	16,178
Total	28,139	27,768
Less: Accumulated depreciation	(22,492)	(15,489)
Plant and Equipment, net	$5,647	$12,279

Depreciation expenses, classified as operating expenses, were $7,003 and $6,352 for the nine months ended May 31, 2020 and 2019, respectively; and $2,345 and $2,117 for the three months ended May 31, 2020 and 2019, respectively.

4. RELATED PARTY TRANSACTIONS

	Nine Months Ended May 31,		Three Months Ended May 31,
	2020	2019	2020	2019

Professional fees - Greenpro Financial Consulting Limited (a)	$18,503	$8,800	$3,250	$-

Other Income:				-
Rental income from Greenpro LF Limited (b)	-	25,560	-	2,853

(a)	The Company incurred professional fees of $18,503 and $8,800 for services provided by Greenpro Financial Consulting Limited for the nine months ended May 31, 2020 and 2019, respectively; and $3,250 and $0 for the three months ended May 31, 2020 and 2019, respectively. The fees are due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

The directors of Greenpro Financial Consulting Limited (Mr. Chong Kuang Lee and Mr. Che Chan Loke) are the directors of the investment managers of Greenpro Asia Strategic SPC. As of May 31, 2020, Greenpro Asia Strategic SPC is the holder of approximately 4.40% of the Company’s issued and outstanding common stock.

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

Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The Company received $0 and $25,560 in rental income from Greenpro LF Limited for the nine months ended May 31, 2020 and 2019, respectively; and $0 and $2,853 for the three months ended May 31, 2020 and 2019, respectively. The rental income is recorded under other income.

(c)	The Company contemplated an investment of HK$800,000 ($102,564) in Leader Financial Asset Management Limited, a Hong Kong corporation, which was accounted for under the cost method of accounting. The Company’s directors, Mr. Lin and Mr. Shui Fung Cheng, are directors of Leader Financial Asset Management Limited.

The Company performed an impairment test on the investment and expected that it would not generate revenues in the near future. The impairment loss was $102,564 and $0 for the nine months and three months ended May 31, 2019, respectively. The Company did not proceed with the investment and HK$800,000 ($102,564) was reflected as being refunded to the Company during the year ended August 31, 2019.

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2020	As of August 31, 2019
Rental and management fee deposits	$34,272	$44,076
Prepaid share-based compensation to directors (Note 11)	500,000	-
Prepaid share-based compensation to consultants (Note 11)	562,500	-
Other prepaid expenses	5,728	135
Interest receivables (Note 6)	96,917	11,581
	$1,199,417	$55,792

6. NOTES RECEIVABLE

On February 13, 2019, the Company entered into a loan agreement with a third party, Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency a total of $50,000. The loan was unsecured and bears interest at a rate of 8% per annum. Kurrency agreed to repay the loan principal in five equal installments commencing on December 15, 2019. Kurrency paid off the loan on March 26, 2020. As of May 31, 2020 and August 31, 2019, the outstanding balance on the note was $0 and $50,000, respectively. Interest of $0 and $2,181 was accrued as of May 31, 2020 and August 31, 2019, respectively.

In April 2019, the Company entered into multiple loan agreements with LOC (Notes 2 and 11) and loaned LOC a total amount of $1,458,727 and $582,521 as of May 31, 2020 and August 31, 2019, respectively. The loans are secured by the personal guarantees of some of LOC’s stockholders, bear interest at a rate of 8% per annum, and are due on various dates from April 12, 2020 through May 27, 2021. Upon the expiration of these loans, the Company has agreed to extend the terms of the loans for one year. Interest of $63,494 and $6,564 was accrued as of May 31, 2020 and August 31, 2019, respectively.

In May 2019, the Company entered into multiple short-term loan agreements with Beijing Datacom Cloud Mediatechnology Co., Ltd. (“Beijing Datacom”), a company in Beijing, China, and loaned Beijing Datacom a total amount of $704,168 and $192,337 as of May 31, 2020 and August 31, 2019, respectively. The loans are secured by the personal guarantees of some of that company’s stockholders, bear interest at a rate of 8% per annum, and are due on various dates from May 14, 2020 through May 8, 2021. Upon the expiration of these loans, the Company has agreed to extend the terms of the loans for one year. Interest of $33,423 and $2,836 was accrued as of May 31, 2020 and August 31, 2019, respectively.

The Company made the loans to LOC and Beijing Datacom as part of the Company’s plans to expand its business in software technology.

7. ACCRUED EXPENSES AND OTHER PAYABLES

	As of May 31, 2020	As of August 31,2019
Accrued interests (Note 9 and 10)	$20,238	$2,794
Accrued expenses-others	64,020	20,294
Unearned income	3,889	8,889
Other payables	11,404	11,673
	$99,551	$43,650

The Company signed an agreement with a third party whereby it authorized the third party to use its investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $3,889 and $8,889 as of May 31, 2020 and August 31, 2019, respectively.

8. AMOUNT DUE TO DIRECTOR

The outstanding amounts of $1,320,414 and $262,159 as of May 31, 2020 and August 31, 2019, respectively, represent an advance from Mr. Lin. It is unsecured and interest-free with no fixed payment term.

9. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on a semi-annual basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $17,935 and $2,794 was accrued as of May 31, 2020 and August 31, 2019, respectively.

10. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Convertible notes payable consist of the following:

	As of May 31, 2020	As of August 31, 2019
Convertible note payable to a shareholder, unsecured, 6% interest, due February 24, 2022	$110,000	$-
Convertible note payable to a shareholder, unsecured, 6% interest, due February 27, 2022	20,000	-
Convertible note payable to a shareholder, unsecured, 6% interest, due March 18, 2022	100,000

Total notes payable	$230,000	$-

Less: current portion	-	-

Convertible notes payable, net – Long-term	$230,000	$-

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

On March 18, 2020, the Company issued a convertible promissory note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Jui-Chin Chen. The note is due on March 18, 2022 and unsecured.

For each of the promissory notes, the Company is entitled to a one-year extension. The outstanding principal amounts of the notes are convertible at any time at the option of the holders into common stock at a conversion price of either $1 per share if converted within one year or $1.5 per share if converted after one year. Each of the lenders may convert part of the principal outstanding in increments of $10,000 or multiples of $10,000 at any time. Accrued interest, if any, will be forfeited on any principal amount being converted. Interest of $2,303 and $0 was accrued as of May 31, 2020 and August 31, 2019, respectively.

11. COMMON STOCK

On September 1, 2018, the Company engaged LOC to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. As of May 31, 2020, the first and second stages of development for the basic functions of the mobile application have been completed.

During the nine months ended May 31, 2020 and 2019, the Company issued nil and 908,678 shares of restricted common stock, respectively, and nil and 518,303 shares for the three months ended May 31, 2020 and 2019, respectively, for the work completed during the respective periods. The Company has issued an aggregate total of 908,678 shares of restricted common stock at a price per share of $0.50 for the work completed up to May 31, 2020 (Note 2).

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of September 16, 2019. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the nine months ended May 31, 2020 and 2019, the Company amortized $937,500 and $0, respectively and amortized $312,500 and $0 for the three months ended May 31, 2020 and 2019, respectively, as remuneration. Prepaid expenses were $312,500 as of May 31, 2020 (Note 5).

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the nine months ended May 31, 2020 and 2019, the Company amortized $562,500 and $0, respectively and amortized $187,500 and $0 for the three months ended May 31, 2020 and 2019, respectively, as remuneration. Prepaid expenses were $187,500 as of May 31, 2020 (Note 5). The shares were granted on December 11, 2019.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the nine months ended May 31, 2020 and 2019, the Company amortized $750,000 and $0, respectively and amortized $250,000 and $0 for the three months ended May 31, 2020 and 2019, respectively, as consulting expenses under this agreement. Prepaid expenses were $250,000 as of May 31, 2020 (Note 5).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the nine months ended May 31, 2020 and 2019, the Company amortized $937,500 and $0, respectively and amortized $312,500 and $0 for the three months ended May 31, 2020 and 2019, respectively, as consulting expenses under this agreement. Prepaid expenses were $312,500 as of May 31, 2020 (Note 5).

From May to July 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,550,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,420,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company intends to issue the shares by the end of July 2020.

12. COMMITMENTS AND CONTINGENCIES

During the period ended May 31, 2020, the Company entered into an agreement with independent third parties to lease office premises in Shenzhen and Hong Kong on a monthly basis for the operations of the Company. The rental expense for the nine months ended May 31, 2020 and 2019 were $99,917and $98,356, respectively and $36,352 and $40,457 for the three months ended May 31, 2020 and 2019, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Hong Kong with an initial term of one-year as of May 31, 2020:

Year ending May 31,
2021	$-
2022	-
2023	-
2024	-

13. SUBSEQUENT EVENTS

(a)	Since the beginning of January 2020 and through the date of this report, the entire global economy has been substantially impacted by the coronavirus pandemic which began in China and has spread to most other parts of the world. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but would not necessarily be limited to, one or more of the following factors:

-	A negative impact due to a contraction in the demand for the Company’s services
-	A negative impact due to a contraction in the capital markets required to support the Company’s new business strategy
-	A negative impact on the availability of key personnel necessary to conduct the Company’s business activities
-	A negative impact on the business and operations of third-party service providers who perform critical services for the Company

(b)	In June 2020, the Company entered into short-term loan agreements with LOC and a company in Beijing, whereby the Company provided additional loans of $226,000 and $43,000 respectively. The loans are secured by the personal guarantees of some of the stockholders, bear interest at a rate of 8% per annum, and are due in June 2021.

(c)

On June 1, 2020, the Company and LOC entered into the Supplement of FinMaster Mobile Application Platform Agreement, wherein LOC agreed to add new functionality to the FinMaster mobile application for total consideration of $600,000, payable either in cash or in the form of shares of the Company’s common stock. In addition, the Company agreed to pay LOC $200,000 for LOC’s intellectual property rights to the mobile application being developed by LOC under the agreement dated September 1, 2018 (Note 2).

(d)	On June 30, 2020, the Company entered into a stock forfeiture letter (the “Stock Forfeiture Letter”) with First Leader Capital Ltd., a significant stockholder of the Company and an entity solely owned and controlled by Yi-Hsiu Lin, the Company’s Chief Executive Officer and a member of the Company’s board of directors. Pursuant to the Stock Forfeiture Letter, on June 30, 2020, First Leader Capital Ltd. forfeited and surrendered 5,500,000 shares (the “Surrendered Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and the Surrendered Shares were automatically cancelled and retired (the “Stock Cancellation”). First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for the benefit from reducing the Company’s outstanding Common Stock to be more in line with what management deems to be market expectations based on the Company’s current valuation.

(e)	Also on June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB Internet Service Limited, a wholly owned subsidiary of the Company (i) 5,000,000 shares of Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, the Company’s board of directors granted an aggregate of 4,500,000 shares of Common Stock to a consultant and a service provider in exchange for services rendered (the “Consultant Shares”).

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

Through LFGL, we act as the service provider for a mobile application investment platform that is owned by JFB. The platform connects investors with financial service providers in an effort to sharpen operational efficiency and seeks to address customer demands for more innovative services. It is a ready-made application created to meet the needs of financial service providers, especially trust companies and insurance companies. The platform is customizable and each financial institution can adjust the platform to better suit its clients’ needs.

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

Recent Events

In June 2020, the Company entered into short-term loan agreements with LOC Weibo Co., Ltd (“LOC”), a company incorporated in Taiwan, and Beijing Datacom Cloud Mediatechnology Co., Ltd, a company in Beijing and an affiliate of LOC (“Beijing Datacom”), whereby the Company provided additional loans of $226,000 and $43,000, respectively. The loans are secured by the personal guarantees of some of the stockholders of each entity, bear interest at a rate of 8% per annum, and are due in June 2021. LOC and Beijing Datacom are wholly owned subsidiaries of Nice Products Inc., a company organized under the laws of the British Virgin Islands. Jun Yuan Chen, the Chief Operating Officer of JFB Internet Service Limited, a wholly owned subsidiary of the Company, is a stockholder of Nice Products Inc. and a principal of Beijing Datacom.

On June 1, 2020, the Company and LOC entered into the Supplement of FinMaster Mobile Application Platform Agreement, wherein LOC agreed to add new functionality to the FinMaster mobile application for total consideration of $600,000, payable either in cash or in the form of shares of the Company’s common stock. In addition, the Company agreed to pay LOC $200,000 for LOC’s intellectual property rights to the mobile application being developed by LOC under the agreement dated September 1, 2018.

On June 30, 2020, we entered into a stock forfeiture letter (the “Stock Forfeiture Letter”) with First Leader Capital Ltd., a significant stockholder of our company and an entity solely owned and controlled by Yi-Hsiu Lin, our Chief Executive Officer and a member of our board of directors. Pursuant to the Stock Forfeiture Letter, on June 30, 2020, First Leader Capital Ltd. forfeited and surrendered 5,500,000 shares (the “Surrendered Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), and the Surrendered Shares were automatically cancelled and retired (the “Stock Cancellation”). First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for the benefit from reducing our outstanding Common Stock to be more in line with what management deems to be market expectations based on our current valuation.

Also, on June 30, 2020, our board of directors agreed to grant a new employee of JFB Internet Service Limited, a wholly owned subsidiary of our company, (i) 5,000,000 shares of Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, our board of directors granted an aggregate of 4,500,000 shares of Common Stock to a consultant and a service provider in exchange for services rendered (the “Consultant Shares”).

From May to July 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,550,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,420,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company intends to issue the shares by the end of July 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit of $5,147,890 as of May 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

As a result of the coronavirus pandemic, global capital markets have experienced extreme volatility and disruption, which has resulted in illiquidity in parts of the capital markets. The Company expects to finance its operations primarily through loans from existing directors and stockholders, sales of capital stock and cash flow from operations. In the event that the Company requires additional funding to finance the Company’s current and expected future operations, as well as to achieve its strategic objectives, a stockholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Any such additional financing may contain undue restrictions on the Company’s operations and/or cause substantial dilution to its stockholders.

The condensed consolidated financial statements included in this report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended May 31,
	2020	2019
Net cash used in operating activities	$(513,865)	$(309,511)
Net cash used in investing activities	(1,338,408)	(375,847)
Net cash provided by (used in) financing activities	1,568,269	(2,676)
Cash and cash equivalents, beginning of period	447,562	839,323
Cash and cash equivalents, end of period	$163,558	$151,289

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2020 and 2019 was $513,865 and $309,511, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2020 and 2019 was $1,338,408 and $375,847, respectively. The net cash used in investing activities for the nine months ended May 31, 2020 was mainly related to the issuance of notes receivable of $1,388,037, partially offset by the settlement of notes receivable of $50,000. The net cash used in investing activities for the nine months ended May 31, 2019 resulted from an investment of $102,564 (HK$800,000) in the equity interest of Leader Financial Asset Management Limited and the issuance of notes receivable of $273,283.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2020 was $1,568,269 as compared to net cash used in financing activities of $2,676 for nine months ended May 31, 2019. The cash provided by financing activities for the nine months ended May 31, 2020 was related to the proceeds from shares to be issued in a private placement of $280,014, an advance from a director of $1,158,255 and proceeds from the issuance of $130,000 in convertible notes. The cash used in financing activities for the nine months ended May 31, 2019 was primarily related to the repayment of advances from a director.

Results of Operations

Comparison for the nine months ended May 31, 2020 and 2019

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application.

Through this agreement, we generated revenue of $5,000 and $0 for the nine months ended May 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $3,700,182 and $904,981 for the nine months ended May 31, 2020 and 2019, respectively, an increase of $2,795,201 or 309%. Our general and administrative expenses consist primarily of software development costs, payroll expenses, rental expenses, marketing fees, consultancy fees, directors’ remuneration and legal and professional fees. During the nine months ended May 31, 2020, we entered into an employment agreement with our Chief Executive Officer, an agreement with a director and two consulting agreements pursuant to which we issued shares of our stock as compensation. As a result, we recognized share-based compensation to directors and consultants of $3,187,500 and $0 for the nine months ended May 31, 2020 and 2019, respectively, as a result of agreements we entered into with certain directors and consultants on September 1, 2019 and March 1, 2020. We started to incur software development expenses in fiscal year 2019. We have expensed $0 and $454,338 development costs in general and administrative expenses for the nine months ended May 31, 2020 and 2019, respectively. In the nine months ended May 31, 2019, the Company recorded an impairment loss of $102,564 on its investments in Leader Financial Asset Management Limited, a company incorporated in Hong Kong. No such impairment loss was incurred in the same period of 2020.

Interest Expense

Interest expense was $47,303 and $0 for the nine months ended May 31, 2020 and 2019, respectively. The increase was due to the issuance of bonds payable and notes payable.

Other Income

Other income for the nine months ended May 31, 2020 amounted to $89,591 as compared to $28,941 in the prior year, representing an increase of $60,650. The increase was due primarily to the increase in interest income of $86,616 primarily on notes receivable we issued, partially offset by a drop of $25,560 in rental income from a subletting arrangement with a related company during the period from April 1, 2018 to February 28, 2019.

Net Loss

Our net loss was $3,683,144 and $876,042 for the nine months ended May 31, 2020 and 2019, respectively, an increase of $2,807,102 or 320%. The increase in net loss was mainly derived from an increase in our general and administrative expenses.

Comparison for the three months ended May 31, 2020 and 2019

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application.

Through this agreement, we generated revenue of $1,667 and $0 for the three months ended May 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $1,215,184 and $336,351 for the three months ended May 31, 2020 and 2019, respectively, an increase of $878,833 or 261%. Our general and administrative expenses consist primarily of share-based compensation, payroll expenses, consultancy fees, directors’ remuneration and legal and professional fees. As noted above, we entered into an employment agreement with our Chief Executive Officer, an agreement with a director and three consulting agreements, pursuant to which we issued shares of our common stock as compensation. As a result, we recognized share-based compensation to directors and consultants of $1,062,500 and $0 for the three months ended May 31, 2020 and 2019, respectively.

Interest expense

Interest expense was $17,196 and $0 for the three months ended May 31, 2020 and 2019, respectively. The increase was due to the issuance of bonds payable and notes payable.

Other Income

Other income for the three months ended May 31, 2020 amounted to $39,309 as compared to $5,401 in the same period in the prior year, representing an increase of $33,908. The increase was due primarily to the increase in interest income of $36,781 primarily on notes receivable we issued, partially offset by a drop of $2,853 in rental income from a subletting arrangement with a related company during the period from April 1, 2018 to May 31, 2019.

Net Loss

Our net loss was $1,191,404 and $330,950 for the three months ended May 31, 2020 and 2019, respectively, an increase of $860,454 or 260%. The increase in net loss was mainly derived from the increase in our general and administrative expenses.

Off-Balance Sheet Arrangements

As of May 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

In connection with the preparation of this Form 10-Q for the quarter ended May 31, 2020, our management, including our Chief Executive Officer (our principal executive officer) who also acts as Treasurer (our principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective: (i) a lack of an audit committee; (ii) a lack of adequate written policies and procedures for accounting and financial reporting (iii) insufficient appropriate information technology controls, and (iv) a lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

Due to our small size and the early stage of our business, we have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended May 31, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of May 31, 2020, we had a total accumulated deficit of approximately $5,147,890. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to the development of the FinMaster mobile application, marketing and other promotional activities, the addition of personnel, if necessary, and our continued efforts to form relationships with financial service providers and insurers. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the development of the JFB platform or to commercialize it and our business may fail.

Because the version of the JFB platform we plan to sell is not yet fully developed, our business requires capital investments. Our cash on hand, which at May 31, 2020 was approximately $163,558, will not be sufficient to meet all of our future needs. Furthermore, our target customers may be slow to adopt the JFB platform. We anticipate that we will require substantial additional funds in excess of our current financial resources to complete the development of the JFB platform and to market it. Until the JFB platform generates revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities or loans from related parties, but we may not be able to obtain financing in amounts sufficient to fund our business plan. If we cannot obtain additional funding when and as needed, our business might fail. Our independent registered public accounting firm has expressed substantial doubts about our ability to continue as a going concern.

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

Our auditors are currently not inspected fully by the Public Company Accounting Oversight Board.

Our independent registered public accounting firm that issues the audit report included in our annual report filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board, or PCAOB, is required by the laws in the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws in the United States and professional standards. However, because we have substantial operations within the People’s Republic of China (the “PRC”), the PCAOB is currently unable to conduct inspections of the work of our auditors as it relates to those operations without the approval of the PRC authorities. As a result, our auditors are currently not inspected fully by the PCAOB. This current state of affairs carries the following risks:

●	The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

●	Inspections of other firms that the PCAOB has conducted outside the PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in the PRC prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

●	Since 2011, the SEC and the PCAOB has sought to obtain access to the audit work papers and related documents from the PRC affiliates of the “big four” accounting firms. The firms were, however, advised and directed that under PRC law, they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in the PRC had to be channeled through the China Securities Regulatory Commission. The SEC may continue to challenge the four PRC-based accounting firms’ compliance with U.S. laws in connection with U.S. regulatory requests for audit work papers or such challenge could result in the SEC imposing penalties such as suspensions. Depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act.

●	In June 2019, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular the PRC, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, which if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. The bill is in the first stage of the legislative process. Enactment of this legislation or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected. It is unclear if this proposed legislation would be enacted.

Risks Related to Owning Our Securities

There is no public market for our securities. Our investors may not be able to sell their securities.

Our common stock was approved for quotation on the OTC Pink Marketplace quotation system maintained by the OTC Markets Group, Inc. under the symbol “LCHD” on June 27, 2019. A market for our common stock has not yet developed and we cannot assure you that a market will develop in the future. Our shareholders may not be able to sell their common stock

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or could have a material adverse effect on our business and trading price of our securities.

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting.

In connection with the preparation of this Form 10-Q for the quarter ended May 31, 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective: (i) a lack of an audit committee; (ii) a lack of adequate written policies and procedures for accounting and financial reporting (iii) insufficient appropriate information technology controls, and (iv) a lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

We plan to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses through the enhancement of our internal technical accounting capabilities, the preparation of written policies and procedures for accounting and financial reporting, and adding staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

We cannot assure you that any measures we may take will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

We incur significant costs as a result of being a public company that reports to the SEC. Furthermore, the reporting requirements may place undue strain on our personnel, systems and resources.

As a public company required to report to the SEC, we expect to incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring us to establish and maintain effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that, as we grow, could increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. These requirements may place undue strain on our personnel, systems and resources.

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

Our Chief Executive Officer, director and majority shareholder, Mr. Yi-Hsiu Lin, beneficially owns 60% of our common stock. Accordingly, Mr. Lin possesses significant influence over the Company on matters submitted to the shareholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Lin a substantial ability to determine the future of our Company, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. Mr. Lin’s interests may differ from the interests of our other shareholders and could therefore result in corporate decisions that are averse to other shareholders.

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

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our board of directors has the right to determine the authorized number of directors. In addition, we are authorized to issue up to 200,000,000 shares of preferred stock, in one or more classes or series as may be determined by our board of directors. The issuance of shares of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From May to July 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,550,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,420,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company intends to issue the shares by the end of July 2020.

The Company offered the shares of common stock described herein in reliance upon the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended. The offers of the shares of common stock did not involve a “public offering” based upon the following factors: (i) the offers of the shares of common stock were isolated private transactions; (ii) a limited number of shares of common stock were offered to a limited number of individuals and entities; (iii) there were no public solicitations; (iv) the investment intent of the recipients; and (v) the restriction on transferability of the shares of common stock issuable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.

From May to July 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,550,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,420,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company intends to issue the shares by the end of July 2020.

In June 2020, the Company entered into short-term loan agreements with LOC Weibo Co., Ltd (“LOC”), a company incorporated in Taiwan, and Beijing Datacom Cloud Mediatechnology Co., Ltd, a company in Beijing and an affiliate of LOC (“Beijing Datacom”), whereby the Company provided additional loans of $226,000 and $43,000, respectively. The loans are secured by the personal guarantees of some of the stockholders of each entity, bear interest at a rate of 8% per annum, and are due in June 2021. LOC and Beijing Datacom are wholly owned subsidiaries of Nice Products Inc., a company organized under the laws of the British Virgin Islands. Jun Yuan Chen, the Chief Operating Officer of JFB Internet Service Limited, a wholly owned subsidiary of the Company, is a stockholder of Nice Products Inc. and a principal of Beijing Datacom.

On June 1, 2020, the Company and LOC entered into the Supplement of FinMaster Mobile Application Platform Agreement, wherein LOC agreed to add new functionality to the FinMaster mobile application for total consideration of $600,000, payable either in cash or in the form of shares of the Company’s common stock. In addition, the Company agreed to pay LOC $200,000 for LOC’s intellectual property rights to the mobile application being developed by LOC under the agreement dated September 1, 2018.

The foregoing description of the securities purchase agreements, short-term loan agreements and the Supplement of FinMaster Mobile Application Platform Agreement and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, each of which will be included as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending August 31, 2020.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

10.1	Stock Forfeiture Letter, dated as of June 30, 2020, by and between Leader Capital Holdings Corp. and First Leader Capital Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the U.S. Securities and Exchange Commission on July 7, 2020).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: July 15, 2020

	By:	/s/ Yi-Hsiu Lin
	Title:	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

