Form 10-K
period 2020-08-31
Leader Capital Holdings Corp.
filed 2020-12-15
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

Commission file number 000-56159

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $30,144,848 based upon the closing sale price reported for such date on the OTC Pink Marketplace.

As of December 10, 2020, there were 129,974,219 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LEADER CAPITAL HOLDINGS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This annual report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	General economic conditions and events and the impact they may have on us and our clients, including but not limited to the impact of COVID-19;

●	changes or developments in laws, regulations or taxes in our industry;

●	actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Currently, our platform is used by trust companies to help their clients review their asset portfolio(s) at anytime from anywhere. The investors can use their trust accounts to purchase a wide range of investment products, including regulatory insurance policies and registered funds through the JFB platform. In this way, the JFB platform can reduce the workload of customer service representatives. Investors can also use the JFB platform to make investment decisions in real-time and place investment orders, without having to e-mail, mail or fax documents to their investment advisor. Our investment platform is also equipped with comprehensive and real-time information about financial markets.

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

Use of the JFB platform is currently free; however, we have an agreement with a third party whereby we have authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. The Company is currently in negotiations to extend such arrangement beyond December 31, 2020. In the future, the Company intends to generate additional revenue by developing a new, more comprehensive mobile application, which we refer to as the FinMaster mobile application (the “FinMaster App” and together with the JFB platform, the “Apps”), with similar functions as the JFB platform, to offer to our clients for a fee.

The Company is developing a new, more comprehensive mobile application, which we refer to as the FinMaster App, to offer to our clients for a fee. This FinMaster App intends to offer one-stop shopping for multi financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features.

Acquisition of Nice Products Inc.

On August 17, 2020, the Company, through its wholly-owned subsidiary JFB Internet Service Limited, a company incorporated and existing under the laws of Hong Kong (the “Buyer”), acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc., a company organized under the laws of the British Virgin Islands and the Company’s software ODM developer of the FinMaster APP (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020 (the “Purchase Agreement”), among the Company, the Buyer, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein (the “Sellers’ Representative”). The aggregate purchase price for the acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates. The net purchase price for the acquisition was $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

Upon the consummation of the acquisition, among other things, the Sellers: (a) resigned from their positions as directors and/or officers of NPI, (b) released NPI from any claims and (c) entered into employment agreements with the Buyer. Jun-Yuan Chen, a Seller and the Sellers’ Representative under the Purchase Agreement, was already an employee of the Buyer prior to the acquisition, and therefore, did not enter into an employment agreement with the Buyer at the closing of the acquisition.

In accordance with the terms of the Purchase Agreement, for a period of 5 years from the Closing Date, the Sellers agreed to not compete with NPI’s business in the following territories: (a) Greater China (including Hong Kong, Macau and Taiwan) and (b) any other country or other territory in which NPI or the Buyer has provided services, offered or promoted services or otherwise conducted business at any time in the past 2 years. During the same 5 year period, the Sellers are also subject to customary non-solicitation and non-disparagement obligations.

In addition, the Sellers agreed to indemnify the Company, the Buyer, and each of their affiliates (including, after the closing, NPI), subject to certain limitations, for any Losses (as defined in the Purchase Agreement) arising out of breaches by the Sellers of their respective covenants and certain other matters specified in the Purchase Agreement. Subject to certain exclusions, such right to indemnification will be available only after the aggregate amount of indemnifiable Losses exceeds $1,000.

As a result of the acquisition, the Company now owns, indirectly through the Buyer, 100% of NPI. NPI, through its wholly-owned subsidiaries, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd., companies organized under the laws of the Republic of China and the laws of the People’s Republic of China, respectively, engages primarily in the development of ecological-system applications, integration of big data and promotion of OTT applications. As a result of the acquisition, we believe the FinMaster App can be launched to the market in a timely and efficient manner and clients on this open platform could be served more effectively and satisfactorily.

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

However, most of our competitors only provide direct services to a single company and investors can only choose that company’s products. FinMaster has integrated various functions such as real time stock streaming, financial news, discussion forum, and voice and video call in one application, which is different from most of its competitors. The Apps also differ in that they offer different products from different companies in one mobile application and allows for user customization. We believe this approach provides us with an advantage over many of our competitors.

Marketing

The Apps are marketed mainly through word of mouth. Currently, we also employ Facebook, Google and YouTube as our main marketing tools for our Apps.  During the year in May and June, we also broadcasted commercials on various television stations in Taiwan to promote FinMaster. We also rely on our clients and business contacts, such as insurance brokerage houses, real estate agent firms, social network groups, and securities firms to encourage their clients to download the Apps. Some of these professional firms do not currently have the resources to develop their own software to manage their clients, so they rely on the Apps to manage their clients, their clients’ assets and reduce their administrative workload. Thus, it is in their interest to encourage their clients to use the Apps.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad. We have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private. We may in the future file patent applications; however, such applications may not result in the issuance of any patents, and any issued patents may not actually provide adequate defensive protection or competitive advantages to us. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against our competitors.

Employees

As of December 10, 2020, the Company has 66 employees.

Corporate Information

We were incorporated in the State of Nevada on March 22, 2017. Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong.

Government Regulation and Approvals

The Company offers its clients a mobile application that allows their customers to review their asset portfolio(s) and communicate their investment decisions with our clients in real-time. Neither Apps are a trading platform, broker dealer or exchange, and therefore we not expect to be subject to regulatory oversight by the SEC, Financial Industry Regulatory Authority (“FINRA”) or other financial regulatory agencies. We are not aware of any governmental regulations or approvals required for the marketing or use of the Apps or the services provided.

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

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates

We will remain an “emerging growth company” until the earliest of (1) August 31, 2024, (2) the last day of the fiscal year in which we have total gross revenue of at least$1.07 billion, (3) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (4) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of August 31, 2020, we had a total accumulated deficit of approximately $11.3 million. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to the development of the FinMaster App, marketing and other promotional activities, the addition of personnel, if necessary, and our continued efforts to form relationships with financial service providers and insurers. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the development and commercialization of the Apps and our business may fail.

Because the version of the Apps we plan to sell are not yet fully developed, our business requires capital investments. Our cash on hand, which at August 31, 2020 was $432,087, will not be sufficient to meet all of our future needs. Furthermore, our target customers may be slow to adopt the Apps. We anticipate that we will require substantial additional funds in excess of our current financial resources to complete the development of the Apps and to market them. Until the Apps generate revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities or loans from related parties, but we may not be able to obtain financing in amounts sufficient to fund our business plan. If we cannot obtain additional funding when and as needed, our business might fail.

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this report, we had suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $11,307,575 and $788,089, respectively as of August 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

(1)	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2)	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

(3)

We did not implement appropriate information technology controls – As of August 31, 2020, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

(4)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

Market acceptance of the Apps is difficult to predict. If the Apps do not achieve market acceptance, our business could fail.

We are continuing to develop the Apps. If we are unable to effectively develop and demonstrate the Apps in a timely fashion, gain recognition with financial service providers, insurers and their clients, and develop a critical level of successful sales, we may not be able to successfully earn sales revenue and our results of operations and financial condition would then suffer.

Further, we cannot predict the rate of adoption or acceptance of the Apps by potential customers and their clients. While we may be able to effectively demonstrate the usefulness of the Apps, this does not guarantee that financial service providers, insurers and their clients will accept them, nor can we control the rate at which such acceptance may be achieved. If the Apps are not widely adopted by financial service providers, insurers and their clients, we may not earn enough by selling or licensing the technology to support our operations, recover our development costs or become profitable and our business could fail.

Our efforts may never demonstrate the feasibility of the Apps.

Our goal is to create a platform that is easily used by financial service providers, insurers and their clients to manage investments. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, development of the Apps for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

We face substantial political risks associated with doing business in Taiwan, particularly due to domestic political events and the tense relationship between the Republic of China (“ROC”) and the People’s Republic of China, which could adversely affect our financial condition and results of operations.

Our principal executive offices and substantially all of our assets are located in Hong Kong and Taiwan, and substantially all of our revenues are derived from our operations in Taiwan. Accordingly, our business, financial condition and results of operations and the market price of our common shares may be affected by changes in ROC governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. The PRC government asserts sovereignty over mainland China and Taiwan and does not recognize the legitimacy of the government of the ROC. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan declares independence or if Taiwan refuses to accept the PRC’s stated “One China” policy. In addition, on March 14, 2005, the National People’s Congress of the PRC passed what is widely referred to as the “anti-secession” law, a law authorizing the PRC military to respond to efforts by Taiwan to seek formal independence. An increase in tensions between the ROC and the PRC and the possibility of instability and uncertainty could adversely affect the prices of our ADSs and our shares. It is unclear what effects any of the events described above may have on relations with the PRC. Relations between Taiwan and the PRC and other factors affecting Taiwan’s political environment could affect our business.

We may not be able to obtain or renew all licenses, approvals or permits necessary for our current and future operations.

Our current and future operations in Taiwan and other regions require a number of regulatory licenses, approvals and permits. We cannot assure you that we will be able to obtain licenses, approvals or permits necessary for our operations in these regions, or that upon the expiration of our existing licenses, approvals or permits, we will be able to successfully renew them.

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

We must adapt to changes in software technologies.

In order to stay competitive, we must anticipate and adapt to rapid technological changes affecting software development. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable. Further, the failure to pursue the development of new technology, platforms, or business models that obtain meaningful commercial success in a timely manner may negatively affect our business, resulting in increased production costs and more strenuous competition. In order to remain competitive in the market, we need to continuously develop and introduce new functions and designs for our Apps.

We are uncertain of our profit margins and whether such profit margins, if achieved, will be able to sustain our business, because the Apps have not yet been fully developed.

We have not yet fully developed the Apps or the pricing that will be associated with them. As a result, we cannot reliably predict our profit margins, if any. Our operating costs could increase significantly compared to those we currently anticipate due to unanticipated results from the development process or application of the platform. Further, we envision our pricing to be highly dependent on the benefits that our customers believe they will achieve using the Apps. Accordingly, we cannot predict whether or when we will achieve profitability, and if achieved, the amount of such profit margins.

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

Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond more quickly to new technologies and may be able to undertake more extensive marketing campaigns. We believe they may also pursue and adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. In addition, competitors with greater financial resources may make strategic acquisitions to increase their ability to gain market share or improve the quality or marketability of their products. Furthermore, we face challenges in selling the Apps to large companies in the process industries that have internally developed their own proprietary software solutions.

Our success is dependent on the performance of Yi-Hsiu Lin, our Chief Executive Officer, and the cooperation, performance and retention of our key employees.

Our business and operations are substantially dependent on the performance of Yi-Hsiu Lin, our Chief Executive Officer. We do not maintain “key person” life insurance on him. The loss of Mr. Lin or other key employees could seriously harm our business. We cannot assure that employees will not leave and subsequently compete against us. To mitigate such risk, we plan to require key employees to sign non-disclosure agreements when they join the Company.

We are also dependent on our ability to retain and motivate high quality personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

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

We may not be able to successfully integrate the business and operations of entities that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of these acquisitions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We continue to integrate the operations of NPI and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating NPI’s technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the acquisition, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the acquired business, we may not be able to realize the revenue and other synergies and growth that we anticipated from this acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to, the possibility that the acquisition may not further our business strategy as we expected.

As a result of these risks, the acquisition and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the acquisition of NPI.

The risks arising with respect to the historic business and operations of NPI may be different from what we anticipate, which could significantly increase the costs and decrease the benefits of the acquisition and materially and adversely affect our operations going forward.

Although we performed financial, legal, technological and business due diligence with respect to our acquisition of NPI, we may not have appreciated, understood or fully anticipated the extent of the risks associated with the acquisition. We have secured indemnification for certain matters in connection with the acquisition in order to mitigate the consequences of breaches of representations, warranties and covenants under the definitive acquisition agreement and the risks associated with historic operations, including those with respect to compliance with laws, accuracy of financial statements, financial reporting controls and procedures, tax matters and undisclosed liabilities, and certain matters known to us. We believe that the indemnification provisions of the definitive acquisition agreement will limit the economic consequences of the issues we have identified in our due diligence to acceptable levels. Notwithstanding our exercise of due diligence and risk mitigation strategies, the risks of the acquisition and the costs associated with these risks may be greater than we anticipate. We may not be able to contain or control the costs associated with unanticipated risks or liabilities, which could materially and adversely affect our business, liquidity, capital resources or results of operations.

Any impairment charge may have a material adverse effect on our operating results.

Under U.S. GAAP, we are required to evaluate our investments and long-term non-financial assets, such as property, plant and equipment, right-of-use assets and long-term purchase agreements, for impairment whenever triggering events or changes in circumstances indicate that the asset may be impaired and carrying value may not be recoverable. If certain criteria are met, we are required to recognize an impairment charge.

The determination of an impairment charge at any given time is based significantly on our expected results of operations over a number of years subsequent to that time. As a result, an impairment charge is more likely to occur during a period when our operating results are otherwise already depressed. The valuation of long-term non-financial assets is subjective and requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these estimates and assumptions, or changes in actual performance compared with estimates of our future performance, may affect the fair value of long-term non-financial assets, which may result in an impairment charge. See “Note 2 – Summary of Significant Accounting Policies - Goodwill and impairment of goodwill” in our financial statements for a discussion of how we assess if an impairment charge is required and, if so, how the amount is determined.

Any impairment charge on our investments and long-term non-financial assets, or the inability to recognize or the subsequent derecognition of previously

Because our officers and directors conduct outside business activities, the attention and efforts of our officers and directors are not solely focused upon Leader Capital Holdings Corp.

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

Our common stock was approved for quotation on the OTCQB Marketplace quotation system maintained by the OTC Markets Group, Inc. under the symbol “LCHD” on November 6, 2020. A market for our common stock has not yet developed and we cannot assure you that a market will develop in the future. Our shareholders may not be able to sell their common stock.

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

We will require additional financing to fund development and commercialization of the Apps and for working capital and other purposes. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current shareholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of the debt securities would similarly have rights senior to those of the holders of shares of common stock, and the terms of the debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business and results of operations.

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

Once this registration statement is declared effective, we will be subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring us to establish and maintain effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that, as we grow, could increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. These requirements may place undue strain on our personnel, systems and resources.

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

Our Chief Executive Officer, director and majority shareholder, Mr. Yi-Hsiu Lin, beneficially owns 56% of our common stock. Accordingly, Mr. Lin possesses significant influence over the Company on matters submitted to the shareholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Lin a substantial ability to determine the future of our Company, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. Mr. Lin’s interests may differ from the interests of our other shareholders and could therefore result in corporate decisions that are averse to other shareholders.

The audit reports included in this annual report have been prepared by auditors whose work may not be inspected fully by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC as auditors of companies that are traded publicly in the United States and firms registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their respective compliance with the laws of the United States and professional standards.

Many other clients of our auditors have substantial operations within mainland China, and the PCAOB has been unable to complete inspections of the work of our auditors without the approval of the Chinese authorities. Thus, our auditors and their audit work are not currently inspected fully by the PCAOB. On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulation in their oversight of financial statement audits of U.S.-listed companies with significant operation in China. However, it remains unclear what further actions the SEC and PCAOB will take to address the problem.

Inspections of other firms that the PCAOB has conducted outside mainland China have identified deficiencies in those firms’ audit procedures and quality control procedures, which can be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in mainland China prevents the PCAOB from regularly evaluating our auditors’ audit procedures and quality control procedures as they relate to their work in mainland China. As a result, investors may be deprived of the benefits of such regular inspections.

The inability of the PCAOB to conduct full inspections of auditors in mainland China makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures and quality control procedures as compared to auditors who primarily work in jurisdictions where the PCAOB has full inspection access. Investors may lose confidence in our reported financial information and the quality of our financial statements.

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

The SEC previously instituted proceedings against mainland Chinese affiliates of the “big four” accounting firms, including the affiliate of our auditor, for failing to produce audit work papers under Section 106 of the Sarbanes-Oxley Act because of restrictions under PRC law. Each of the “big four” accounting firms in mainland China agreed to a censure and to pay a fine to the SEC to settle the dispute and stay the proceedings for four years, until the proceedings were deemed dismissed with prejudice on February 6, 2019. It remains unclear whether the SEC will commence a new administrative proceeding against the four mainland China-based accounting firms. Any such new proceedings or similar action against our audit firm for failure to provide access to audit work papers could result in the imposition of penalties, such as suspension of our auditor’s ability to practice before the SEC. If our independent registered public accounting firm, or its affiliate, was denied, even temporarily, the ability to practice before the SEC, and it was determined that our financial statements or audit reports were not in compliance with the requirements of the U.S. Exchange Act, we could be at risk of delisting or become subject to other penalties that would adversely affect our ability to remain listed on the Nasdaq.

In recent years, U.S. regulators have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. More recently, as part of increased regulatory focus in the U.S. on access to audit information, on May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the HFCA Act, which includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. If the HFCA Act or any similar legislation were enacted into law, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ordinary shares being delisted. Delisting of our ordinary shares would force our U.S.-based shareholders to sell their shares. The market prices of our ordinary shares could be adversely affected as a result of anticipated negative impacts of the HFCA Act upon, as well as negative investor sentiment towards, China-based companies listed in the United States, regardless of whether the HFCA Act is enacted and regardless of our actual operating performance.

Furthermore, on June 4, 2020, the U.S. President issued a memorandum ordering the President’s Working Group on Financial Markets (“PWG”) to submit a report to the President within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and departments with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. On August 6, 2020, PWG released its Report on Protecting United States Investors from Significant Risks from Chinese Companies (“PWG Report”). The PWG Report includes five recommendations for the Securities and Exchange Commission. In particular, to address companies from jurisdictions, such as China, that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the PWG recommends enhanced listing standards on U.S. exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in these countries may satisfy this requirement by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The PWG Report permits the new listing standards to provide for a transition period until January 1, 2022 for listed companies. The recommendations are to include actions that could be taken under current laws and rules as well as possible new rulemaking recommendations. Any resulting actions, proceedings or new rules could adversely affect the listing and compliance status of China-based issuers listed in the United States, such as our company, and may have a material and adverse impact on the trading prices of the securities of such issuers, including our ordinary shares, and substantially reduce or effectively terminate the trading of our ordinary shares in the United States.

The trading in our shares will be regulated by the Rule 15G-9 of the Exchange Act which defines a “penny stock.”

Our common stock is a penny stock, as defined in Rule 15G-9 promulgated under the Exchange Act. As discussed at Item 9 of this registration statement, the Exchange Act and the penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the SEC. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase.

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

Item 2. Properties

Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. We have an agreement for use of office space at this location under a lease expiring on July 31, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 6, 2020, our common stock has been quoted on the OTCQB Venture Market maintained by the OTC Markets under the symbol “LCHD.” From June 27, 2019 until our quotation on the OTCQB, our common stock was quoted on the OTC Pink market under the same symbol. The following table indicates the quarterly high and low bid price for our common stock for the fiscal years ended August 31, 2019 and 2020. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended August 31, 2019
Quarter ended November 30, 2018	$-	$-
Quarter ended February 28, 2019	$-	$-
Quarter ended May 31, 2019	$-	$-
Quarter ended August 31, 2019	$-	$-

Fiscal year ended August 31, 2020
Quarter ended November 30, 2019	$2.00	$0.01
Quarter ended February 29, 2020	$1.50	$1.00
Quarter ended May 31, 2020	$1.20	$0.05
Quarter ended August 31, 2020	$1.25	$0.12

On December 10, 2020, the closing bid price of our common stock as reported on the OTCQB was $3.125.

Holders of Record

As of December 10 2020, we had 129,974,219 shares of our common stock issued and outstanding, and there were 104 stockholders of record of our common stock, not including an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Transfer Agent and Registrar

The transfer agent for our capital stock is Dynamic Stock Transfer, Inc., which is located at 45 W. Easy Street, Suite 28, Simi Valley, CA 93065.

Recent Sales of Unregistered Securities

On August 1, 2020, the Company entered into a loanout agreement with Holmax International Inc. (the “Lender”) to provide services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to issue the Lender 1,000,000 shares of common stock vested on September 15, 2020 with piggyback registration rights. The Company also agreed to pay the Lender an annual fee of $66,000, payable on the first business day of each quarter commencing on August 1, 2020. The fair value of the shares of common stock was $1,000,000, which was calculated based on the stock price of $1.00 per share on September 15, 2020 and will be amortized over the service term. During the year ended August 31, 2020, the Company recognized $5,500 as compensation under this agreement. The shares are granted and vested on September 15, 2020, prorated for any partial year and expected to be issued by December 31, 2020. The Company offered the shares of common stock described herein in reliance upon the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended. The offer and issuance of the shares of common stock do not involve a “public offering” based upon the following factors: (i) the offer of the shares of common stock was an isolated private transaction; (ii) a limited number of shares of common stock were offered to one entity; (iii) there were no public solicitations; (iv) the investment intent of the recipient; and (v) the restriction on transferability of the shares of common stock to be issued.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2020, the Company has not authorized any securities for issuance under an equity compensation plan.

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

The Company is currently developing a new, more comprehensive FinMaster mobile application (“FinMaster App”), to offer to our clients for a fee. This FinMaster App intends to offer one-stop shopping for multi financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. On August 17, 2020, the Company, through its wholly-owned subsidiary JFB Internet Service Limited, a company incorporated and existing under the laws of Hong Kong (the “Buyer”), acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc., a company organized under the laws of the British Virgin Islands and the Company’s software ODM developer of the FinMaster APP (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, the Buyer, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. The aggregate purchase price for the acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates. The net purchase price for the acquisition was $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

As a result of the acquisition, the Company now owns, indirectly through the Buyer, 100% of NPI. NPI, through its wholly-owned subsidiaries, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd., companies organized under the laws of the Republic of China and the laws of the People’s Republic of China, respectively, engages primarily in the development of ecological-system applications, integration of big data and promotion of OTT applications. As a result of the acquisition, we believe the FinMaster App can be launched to the market in a timely and efficient manner and clients on this open platform could be served more effectively and satisfactorily.

We have incurred significant operating losses. As of August 31, 2020 and 2019, our accumulated deficits were $11,307,575 and $1,464,746, respectively. We generated revenue of $6,667 and $18,111 for the fiscal years ended August 31, 2020 and 2019, respectively. Our net losses were principally attributed to general and administrative expenses.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $11,307,575 and $788,089, respectively as of August 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our business, and adversely impact our results of operations. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Results of Operations

Comparison of years ended August 31, 2020 and 2019

	Year ended August 31,
	2020	2019

Revenue	$6,667	$18,111
General and administrative expenses	(9,736,502)	(955,569)
Loss from operations	(9,729,835)	(937,458)
Interest expenses	(63,256)	(2,795)
Loss on change in fair value of convertible notes	(199,000)	-
Other income	149,262	38,159
Loss before income tax	(9,842,829)	(902,094)
Income tax expense	-	-

Net loss and comprehensive loss	$(9,842,829)	$(902,094)

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application. Income recognized on this contract was $6,667 and $18,111 for the fiscal years ended August 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended August 31, 2020 amounted to $9,736,502 as compared to $955,569 for the year ended August 31, 2019, an increase of $8,780,933. Our general and administrative expenses consist primarily of software development costs, consultancy fees, payroll expenses, rental expenses, marketing fees and legal and professional fees. The increase in general and administrative expenses was mainly because we expensed $1,000,000 and $454,339 in development costs for our mobile application for the years ended August 31, 2020 and, 2019, respectively. The increase in general and administrative expenses in fiscal year 2020 was also contributed by an increase in share-based compensation from $nil in fiscal year 2019 to $8,062,500 in fiscal year 2020.

Loss on Change in Fair Value of Convertible Notes

Our loss on change in fair value of convertible notes increased from $nil in 2019 to $199,000 in 2020 due to fluctuation in the fair value of our convertible notes, which we issued in 2020.

Other Income

Other income for the year ended August 31, 2020 amounted to $149,262 as compared to $38,159 in the prior year, representing an increase of $111,103. The increase was due primarily to the increase in interest income of $127,849 primarily on notes receivable from $11,581 during the year ended August 31, 2019 to $139,430 during the year ended August 31, 2020; and partially offset by a drop of rental income of $25,561.

Net Loss

As a result of the foregoing, our net loss was $9,842,829 for the year ended August 31, 2020, as compared to $902,094 for the year ended August 31, 2019. The net loss was mainly derived from general and administrative expenses.

Liquidity and Capital Resources

We had $432,087 in cash and cash equivalents as of August 31, 2020.

Net cash used in operating activities for the year ended August 31, 2020 was $956,849, as compared to $427,580 for the year ended August 31, 2019. The net cash used in operating activities for the years ended August 31, 2020 and 2019 were mainly due to our net loss (excluding non-cash mobile application development costs, share-based compensation depreciation and amortization and loss on change in fair value of convertible notes) of $1,443,400 for the year ended August 31, 2020, as compared to $439,088 for the year ended August 31, 2019.

Net cash used in investing activities for the years ended August 31, 2020 and 2019 were $2,057,014 and $827,218, respectively. The net cash used in investing activities for the year ended August 31, 2020 were for the issuance of notes receivable of $2,291,760 and partially offset by the notes repayment of $50,000 and acquisition of NPI, net of cash on hand amounted to $185,117. The net cash used in investing activities for the year ended August 31, 2019 was mainly related to the issuance of notes receivable in the amount of $824,858 and the purchase of property, plant and equipment in the amount of $2,360.

Net cash provided by financing activities for the year ended August 31, 2020 was $2,998,388, as compared to $863,037 for the year ended August 31, 2019. The net cash provided by financing activities for the year ended August 31, 2020 was mainly attributed to the proceeds from the shares issued in private placement of $1,570,014, convertible notes issuance of $230,000 and advance from a director of $1,138,299. For the year ended August 31, 2019, net cash provided by financing activities was mainly from an advance from a director of $262,159 and proceeds from a bond issuance of $600,000.

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of August 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our principal financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2020 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and principal financial officer determined that, as of August 31, 2020, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31 2020.

1.	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As at August 31, 2020, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

Notwithstanding these material weaknesses, however, management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

Name	Age	Position

Yi-Hsiu Lin	52	Chief Executive Officer, President, Secretary, Treasurer, Director
Shui Fung Cheng	58	Director

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

None of our directors is related to any other director or any officer. None of our directors has been involved in a legal proceeding that requires disclosure pursuant to Item 401(f) of Regulation S-K promulgated under the Exchange Act.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, officers and persons who beneficially own 10% or more of the common stock are required to file reports specifying their initial ownership of common stock and subsequent changes in that ownership to the SEC. These reports are required to be filed within specified time periods established by the SEC. Based solely on our review of reports filed with the SEC, we believe that no director, officer, or 10% shareholder failed to timely file in fiscal 2020 any report required by Section 16(a), other than the one late filing by First Leader Capital Ltd. and related entities and persons, including Yi-Hsiu Lin, the Company’s Chief Executive Officer and a member of the Company’s board of directors, with respect to the cancellation of 5,500,000 shares of common stock pursuant to the terms of a stock forfeiture letter. Such late filing was filed on December 14, 2020.

Item 11. Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the years ended August 31, 2020 and 2019.

Name and Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yi-Hsiu Lin Chief Executive Officer, President, Secretary, Treasurer and director	2020	None(2)	None	1,250,000	None	30,867(3)	1,280,867
	2019	None	None	None	None	None	None

Shui Fung Cheng Director	2020	None(4)	None	750,000	None	2,171(3)	752,171
	2019	None	None	None	None	None	None

(1)	The amounts in the “Stock Awards” column do not reflect compensation actually received by our executive officers. Rather, these amounts represent the aggregate grant date fair value of all service based RSUs and the target value of the performance based RSUs granted during each fiscal year computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
(2)	In lieu of Mr. Lin’s $50,000 annual salary, the Company elected to compensate Mr. Lin with 2,500,000 shares of restricted common stock pursuant to the terms of his employment agreement.
(3)	Amount reflects a monthly allowance payable to the individual
(4)	In lieu of Mr. Cheng’s $30,000 annual compensation, the Company elected to compensate Mr. Cheng with 1,500,000 shares restricted common stock pursuant to the terms of his director offer letter.

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

As of the date of the filing of this Form 10-K, $2,033,058 has been paid to our directors by cash and stock compensation. In the future, the Company may decide to award the members of the board of directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 10, 2020, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officer;

●	each director;

●	our executive officer and director as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Leader Capital Holdings Corp., Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 10, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

As of December 10, 2020, the Company has 129,974,219 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this Form 10-K.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Total Voting Percentage Beneficially Owned
Named Executive Officers and Directors
Yi-Hsiu Lin	72,770,278	(1)	56.0. %
Shui Fung Cheng	11,439,225	(2)	8.8%
All Directors and Officers as a Group (2 individuals)	78,039,225	(3)	60.0%
More than 5% Beneficial Owner
Anzhao International Limited(4)	10,000,000		7.7%
First Leader Capital Ltd.(5)	51,000,000		39.2%

(1) Consists of (i) 2,600,000 shares of common stock beneficially held by Mr. Lin, (ii) 51,000,000 shares of common stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power as the sole owner of such entity, (iii) 3,000,000 shares of common stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power, (iv) 6,170,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Mr. Lin has shared voting and investment power over as a director of such entity, and (v) 10,000,000 shares of common stock beneficially held by Anzhao International Limited, over which Mr. Lin has voting and investment power given that he has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason, which trust has the right to appoint or remove the director of Anzhao International Limited.

(2) Consists of (i) 5,268,947 shares of common stock beneficially held by Mr. Cheng and (ii) 6,170,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, over which Mr. Cheng has shared voting and investment power as a director of such entity.

(3) Consists of (i) 2,600,000 shares of common stock beneficially held by Mr. Lin, (ii) 5,268,947 shares of common stock beneficially held by Mr. Cheng, (iii) 51,000,000 shares of common stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power as the sole owner of such entity, (iv) 3,000,000 shares of common stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power, (v) 6,170,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Messrs. Lin and Cheng have shared voting and investment power over as directors of such entity, and (vi) 10,000,000 shares of common stock beneficially held by Anzhao International Limited, over which Mr. Lin has voting and investment power given that he has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason, which trust has the right to appoint or remove the director of Anzhao International Limited.

(4) Top Goal Management Ltd is the sole director of Anzhao International Limited and, therefore, has voting and investment power over the shares held by Anzhao International Limited. The authorized representatives of Top Goal Management Ltd (six individuals) have voting and investment power with respect to such shares. The sole stockholder of Anzhao International Limited is Unity Trust Limited, which holds the shares of Anzhao International Limited as trustee for the benefit of the Gratis Trust, which is an irrevocable trust. Mr. Lin is the appointor of the Gratis Trust and, as a result has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason. The mailing address of this beneficial holder is 4007 Central Plaza, 18 Harbour Road, Wan Chai, Hong Kong.

(5) Mr. Lin has sole voting and investment power over these shares of common stock as the sole owner of this entity. The mailing address of this beneficial holder is 9F-3, No.910, Sec.2, Taiwan Blvd., Xitun Dist., Taichung City 407, Taiwan (R.O.C).

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2020, the Company has not authorized any securities for issuance under an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from September 1, 2018, through the date of this report, described below are certain transactions or series of transactions between us and certain related persons.

From April 2019, the Company entered into multiple loan agreements with LOC and BJDC. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through August 2021. Interest of $137,626 and $9,400 was charged as expenses from these two companies for the years ended August 31, 2020 and 2019, respectively.

The Company sublet its commercial office in Taipei to Greenpro LF Limited under non-cancelable operating lease at a monthly rental of HK$22,000 ($2,821), adjusted to HK$22,900 ($2,936) from November 1, 2019, with a term of 31 months until October 31, 2020. Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The sub-letting arrangement was terminated by agreement of the parties early on February 28, 2019. The Company received $nil and $25,561 in rental income from Greenpro LF Limited for the years ended August 31, 2020 and 2019, respectively. Our Chief Executive Officer, Mr. Yi-Hsiu Lin, is a director of Greenpro LF Limited.

During the year ended August 31, 2019, the Company intended to complete a proposed investment of $102,564 (HK$800,000) in Leader Financial Asset Management Limited, a company incorporated in Hong Kong (“Leader Financial Asset Management Limited HK”). Mr. Lin is a director of Leader Financial Asset Management Limited HK. The Company did not proceed with the investment and $102,564 (HK$800,000) was refunded to the Company during the year ended August 31, 2019.

As of August 31, 2020, Mr. Lin has advanced an aggregate total of $1,400,459 to the Company for working capital purposes. The loan is unsecured, bears no interest and is payable upon demand.

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

Item 14. Principal Accounting Fees and Services.

Set forth below are approximate fees for services rendered by Centurion ZD CPA & Co., our independent registered public accounting firm, and by TAAD LLP for the fiscal year ended August 31, 2020 and 2019.

	2020	2019
Audit Fees	$72,900	$28,025
Audit Related Fees	$85,000	$-
Tax Fees	$3,000	$6,000
All Other Fees	$-	$-

Audit Fees

The fees for the audit services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2020 amounted to $68,400. The fees for audit services billed by TAAD LLP for services for the year ended August 31, 2020 amounted to $4,500.

The fees for the audit services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2019 amounted to $17,000. The fees for audit services billed by TAAD LLP for services from September 1, 2018 to September 25, 2019 amounted to $11,025.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2020 amounted to $85,000. There were no audit-related fees billed by Centurion ZD CPA & Co. for the year ended August 31, 2019.

Tax Fees

There were no tax fees billed by Centurion ZD CPA & Co. for the years ended August 31, 2020 and 2019. Tax fees of $3,000 and $6,000 were billed by TAAD LLP in the fiscal year ended August 31, 2020 and 2019, respectively.

All Other Fees

There were no fees billed by Centurion ZD CPA & Co. for other products and services for the years ended August 31, 2020 and 2019.

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

(b) Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of August 17, 2020, among Leader Capital Holdings Corp., JFB Internet Service Limited, Nice Products Inc., the Sellers and the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on August 21, 2020).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10-12G of the Company, filed with the U.S. Securities and Exchange Commission on March 27, 2020).

4.2	Form of Bond (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on August 19, 2019).

4.3*	Description of Registrant’s Securities.

10.1	Tenancy Agreement, dated April 15, 2019, by and between JFB Internet Service Limited and Calvary Consultant Limited (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K for the year ended August 31, 2019 of the Company, filed with the U.S. Securities and Exchange Commission on November 29, 2019).

10.2†	Employment Agreement, dated September 1, 2019, by and between the Company and Yi-Hsiu Lin (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended August 31, 2019 of the Company, filed with the U.S. Securities and Exchange Commission on November 29, 2019).

10.3†	Director Offer Letter, dated September 1, 2019, by and between the Company and Shui Fung Cheng (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended August 31, 2019 of the Company, filed with the U.S. Securities and Exchange Commission on November 29, 2019).

10.4	Consulting Agreement, dated September 1, 2019, by and between the Company and Kuo-Hsun Hsu (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarterly period ended November 30, 2019 of the Company, filed with the U.S. Securities and Exchange Commission on January 14, 2020).

10.5	Consulting Agreement, dated September 1, 2019, by and between the Company and Chien Chiao (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarterly period ended November 30, 2019 of the Company, filed with the U.S. Securities and Exchange Commission on January 14, 2020).

10.6	Form of Bond Purchase Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on August 19, 2019).

10.7	Stock Forfeiture Letter, dated as of June 30, 2020, by and between Leader Capital Holdings Corp. and First Leader Capital Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on July 7, 2020).

10.8	Form of Convertible Promissory Notes Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on August 21, 2020).

10.9	Form of Amendment No. 1 to the Promissory Note and the Convertible Promissory Notes Purchase Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the U.S. Securities and Exchange Commission on August 21, 2020).

21.1*	Subsidiaries of Leader Capital Holdings Corp.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP.

Date: December 15, 2020	By:	/s/ Yi-Hsiu Lin
	Title:	Yi-Hsiu Lin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Yi-Hsiu Lin	Chief Executive Officer, President, Secretary, Treasurer, and Director	December 15, 2020
	Yi-Hsiu Lin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Shui Fung Cheng	Director	December 15, 2020
Shui Fung Cheng

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leader Capital Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leader Capital Holdings Corp. and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and records an accumulated deficit as of August 31, 2020, and currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2019.

Hong Kong, China
December 15, 2020

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2020 AND 2019

(In U.S. dollars except share and per share data)

	As of August 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$432,087	$447,562
Prepayments, deposits and other receivables	596,166	55,792
Due from a director	189,474	-
Due from a related company	36,666	-
Loan to a shareholder	34,048	-
Notes receivable	-	724,858
Total current assets	1,288,441	1,228,212

Non-current assets
Plant and equipment, net	33,667	12,279
Intangible assets	818,200	-
Goodwill	2,974,364	-
Operating lease right-of-use assets, net	237,239	-
Notes receivable, non-current	-	100,000
Total non-current assets	4,063,470	112,279

TOTAL ASSETS	$5,351,911	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$292,246	$43,650
Contract liabilities	2,896	-
Operating lease liability, current	189,253	-
Loan from a shareholder	60,075	-
Tax payable	31,871	-
Due to shareholders	99,730	-
Due to a director	1,400,459	262,159
Total current liabilities	2,076,530	305,809

Non-current liabilities
Operating lease liability, non-current	54,095	-
Deferred tax liabilities	163,640	-
Bonds payable	600,000	600,000
Convertible notes payable to related parties	104,000	-
Total non-current liabilities	921,735	600,000

TOTAL LIABILITIES	$2,998,265	$905,809

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding		-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 135,474,219 and 105,184,073 shares issued and outstanding as of August 31, 2020 and 2019, respectively	13,548	10,519
Additional paid-in capital	13,647,673	1,888,909
Accumulated deficits	(11,307,575)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$2,353,646	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,351,911	$1,340,491

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars except share and per share data)

	Year ended August 31,
	2020	2019

REVENUE	$6,667	$18,111

OPERATING EXPENSES
General and administrative expenses	(9,736,502)	(955,569)

LOSS FROM OPERATIONS	(9,729,835)	(937,458)

Interest expenses	(63,256)	(2,795)

Loss on change in fair value of convertible notes	(199,000)	-

OTHER INCOME
Other income – from related parties	137,626	25,561
Other income – from non-related parties	11,636	12,598
	149,262	38,159

LOSS BEFORE INCOME TAX	(9,842,829)	(902,094)

Income tax expense	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(9,842,829)	$(902,094)

Net loss per share - Basic and diluted	$(0.09)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	115,207,489	104,850,604

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars except for share data)

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	$(562,652)	$882,437

Shares issued for development costs	908,678	91	454,248	-	454,339
Net loss	-	-	-	(902,094)	(902,094)
Balance as of August 31, 2019	105,184,073	$10,519	$1,888,909	$(1,464,746)	$434,682

Shares issued to service providers	9,000,000	900	4,199,100	-	4,200,000
Shares issued to board of directors	4,000,000	400	1,999,600	-	2,000,000
Shares issued to employees	5,000,000	500	1,999,500	-	2,000,000
Shares issued for the acquisition of NPI	8,415,111	841	1,428,438	-	1,429,279
Shares issued to note holders	325,000	33	324,967	-	325,000
Shares issued in private placement	3,550,035	355	1,569,659	-	1,570,014
Share based compensation	-	-	237,500	-	237,500
Net loss	-	-	-	(9,842,829)	(9,842,829)
Balance as of August 31, 2020	135,474,219	$13,548	$13,647,673	$(11,307,575)	$2,353,646

See accompanying notes to consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For the year ended August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,842,829)	$(902,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for mobile application development cost	-	454,339
Share-based compensation expenses	8,062,500	-
Depreciation and amortization	9,349	8,667
Amortization of operating lease right-of-use assets	128,580	-
Loss on change in fair value of convertible notes	199,000	-
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(56,812)	43,672
Accounts payable	989,854	-
Amount due from a director	(189,474)	1,201
Operating lease liabilities	(122,527)	-
Other payables and accrued liabilities	(134,490)	(33,365)

Net cash used in operating activities	(956,849)	(427,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(371)	(2,360)
Issuance of notes receivable	(2,291,760)	(824,858)
Repayment of notes receivable	50,000	-
Acquisition of NPI, net of cash on hand	185,117	-
Non-marketable equity investments	-	(102,564)
Refund from equity investments	-	102,564

Net cash used in investing activities	(2,057,014)	(827,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	1,570,014	-
Proceeds from convertible notes issuance	230,000	-
Advance from a director	1,138,299	262,159
Repayment from an employee	-	878
Loan from a shareholder	60,075	-
Proceeds from bond issuance	-	600,000

Net cash provided by financing activities	2,998,388	863,037

Net decrease in cash and cash equivalents	(15,475)	(391,761)
Cash and cash equivalents, beginning of year	447,562	839,323
CASH AND CASH EQUIVALENTS, END OF YEAR	$432,087	$447,562

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of NPI	1,429,279	-
Common stock issued to note holders	325,000	-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$60,000	$-

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the YEARS ended August 31, 2020 and 2019

(In U.S. dollars)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Capital Holdings Corp. (“LCHD” or the “Company”) was incorporated on March 22, 2017 under the laws of the State of Nevada.

The Company mainly engages in the provision of investment platform services with the use of a mobile application through the following subsidiaries:

Company name	Place/date of incorporation	Principal activities

1. Leader Financial Group Limited (“LFG”)	Seychelles / March 6, 2017	Investment Holding

2. JFB Internet Service Limited (“JFB”)	Hong Kong / July 6, 2017	Provide an Investment platform

On August 17, 2020, LCHD, through JFB, acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc. (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of the Closing Date, among the Company, JFB, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. As a result of the Acquisition, the Company now owns indirectly 100% of NPI, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd..

The aggregate purchase price for the Acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates, resulting in a net purchase price of $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

After the completion of the acquisition, NPI became a wholly owned subsidiary of the Company.

NPI was incorporated in the British Virgin Islands on December 17, 2018.

NPI, through its subsidiaries, mainly engages in the development of ecological-systems applications, integration of big data and promotion of OTT applications.

Company name	Place/date of incorporation	Principal activities

1. LOC Weibo Co., Ltd. (“LOC”)	Republic of China/September 29, 2017	Development of ecological-systems applications, integration of big data and promotion of OTT applications

2. Beijing DataComm Cloud Media Technology Co., Ltd. (“BJDC”)	People’s Republic of China /April 16, 2013	Development of ecological-systems applications, integration of big data and promotion of OTT applications

LCHD and its subsidiaries (including NPI and its subsidiaries) are hereinafter referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the financial statements of LCHD and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted August 31 as its fiscal year end.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $11,307,575 and $788,089, respectively as of August 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

The Company expects to finance its operations primarily through cash flows from operations, loans from existing directors and shareholders and placements of capital stock for additional funding. In the event that the Company requires additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, a shareholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including the Company’s businesses. This outbreak could decrease spending, adversely affect demand for the Company’s services and harm its business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on its business or results of operations at this time.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Business combination

The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of comprehensive income. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive income.

When there is a change in ownership interests that result in a loss of control of a subsidiary, the Company deconsolidates the subsidiary from the date control is lost. Any retained non-controlling investment in the former subsidiary is measured at fair value and is included in the calculation of the gain or loss upon deconsolidation of the subsidiary.

Goodwill and impairment of goodwill

Goodwill represents the excess of the purchase price and related costs over the fair value of the net identified tangible and intangible assets and liabilities assumed and is not amortized. The total amount of goodwill is deductible for tax purposes.

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or more frequently when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value.

The Company estimates fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, including projected sales, gross margins, selling, general and administrative expenses, and capital expenditures, and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When the Company performs goodwill impairment testing, its assumptions are based on annual business plans and other forecasted results, which it believes represent those of a market participant. The Company selects a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is no impairment on the goodwill recorded in the Company’s financial statements.

Given the current macro-economic environment and the uncertainties regarding its potential impact on the Company’s business, there can be no assurance that its estimates and assumptions used in its impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired.

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

On September 1, 2018 (before the acquisition of NPI (Note 1)), JFB appointed LOC to develop a mobile application in four stages for a total consideration of TWD20,000,000 ($651,466), payable in the form of common shares of the Company. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued a total of 908,678 of restricted common shares in aggregate at $0.50 per share for the work completed up to August 31, 2019. The Company has expensed $454,339 development costs for the first and second development stage in general and administrative expenses for the year ended August 31, 2019. In August 2020, the development of the mobile application has been completed, and the Company expensed $0.2 million development costs in general and administrative expenses for the year ended August 31, 2020. Further $600,000 was incurred for additional functions developed and $200,000 was incurred for the acquisition of the ownership of the intellectual property.

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

Provision of investment platform services

The Company signed an agreement with a third party whereby the Company authorizes the third party to use the Company’s investment platform and related applications for a period until December 31, 2020. Income from provision of investment platform services with the use of the Company’s mobile applications is recognized when the service is performed.

Provision of software development service and maintenance service

The Company entered into several agreements with third party customers to assist the customers in the development of their mobile communications software and mobile e-commerce software. Income from provision of software development service and maintenance service are recognized when the service is performed.

Revenue by major product line

	Year ended August 31,
	2020	2019
Provision of investment platform services	$6,667	$11,111
Provision of software development service and maintenance service	-	7,000
	$6,667	$18,111

Revenue by recognition over time vs point in time

	Year ended August 31,
	2020	2019
Revenue by recognition over time	$6,667	$11,111
Revenue by recognition at a point in time	-	7,000
	$6,667	$18,111

The Company had not occurred any costs to obtain contracts.

The Company does not have amounts of contract assets since revenue is recognized as control of goods or services is transferred. The contract liabilities consist of advance payments from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year.

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

From April 2019, the Company entered into multiple loan agreements with LOC and BJDC. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through August 2021. Interest of $137,626 and $9,400 was charged as expenses from these two companies for the years ended August 31, 2020 and 2019, respectively (note 8).

Practical expedients and exemption

The Company had not occurred any costs to obtain contracts, and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the years ended August 31, 2020 and 2019, no advertising costs were recognized.

From September, 2019, customers or users of the Company’s mobile application can obtain points through ways such as frequent sign-ins to the Company’s mobile application, sharing articles from the application to users’ own social media. The Company believes these points are to encourage user engagement and generate market awareness. As a result, the Company accounts for such points as selling and marketing expenses with a corresponding liability recorded under other current liabilities of its consolidated balance sheets upon the points offering. The Company estimates liabilities under the customer loyalty program based on cost of the merchandise that can be redeemed, and its estimate of probability of redemption. At the time of redemption, the Company records a reduction of inventory and other current liabilities.

Since historical information is limited for the Company to determine any potential points forfeiture and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated forfeiture rate of zero.

For the year ended August 31, 2020, the total points recorded as selling and marketing expenses were $nil.

As of August 31, 2020, liabilities recorded related to unredeemed points were $40,003.

General and administrative expenses

General and administrative expenses consist primarily of salaries, bonuses and benefits for employees involved in general corporate functions, depreciation and amortization of fixed assets, legal and other professional services fees, rental and other general corporate related expenses.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the Company’s consolidated balance sheets.

Accounts receivable

Accounts receivable are stated at the original amount less an allowance for doubtful receivables, if any, based on a review of all outstanding amounts at period end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. The Company analyzes the aging of the customer accounts, coverage of credit insurance, customer concentrations, customer credit-worthiness, historical and current economic trends and changes in its customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Furniture and fixtures	3
Office equipment	3
Leasehold improvements	3

Intangible asset

The Company recorded intangible assets with definite lives, including investment platform and technical know-hows. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

The estimated useful lives of the Company’s intangible assets are listed below:

Investment platform	5 years
Technical know-hows	8 years

Impairment of long-lived assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the years ended August 31, 2020 and 2019.

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

The Company recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon of $0 at August 31, 2020 and 2019, included in accrued payables and accrued liabilities due to the potential of incurring a tax penalty for late filing of its tax returns with the Internal Revenue Service and, if recognized, such penalty will affect the Company’s effective tax rate.

The Company conducts businesses in the PRC, Taiwan and Hong Kong. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the respective tax authorities.

Net loss per share

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

	Year ended August 31,
	2020	2019

Net loss	$(9,842,829)	$(902,094)
Weighted average number of common shares outstanding - Basic and diluted (Note)	115,207,489	104,850,604
Net loss per share - Basic and diluted	$(0.09)	$(0.01)

Note: Including 5,500,000 shares to be canceled, 593,750 shares as stock compensation and 375,000 shares to be issued to investors (note 14).

As of August 31, 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Seychelles, the PRC, Taiwan and Hong Kong maintains its books and record in United States Dollars (“US$”), Renminbi (“RMB”), New Taiwanese Dollars (“NT$”) and Hong Kong Dollars (“HK$”) respectively, which are the primary currencies of the economic environment in which the entities operate (the functional currencies).

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31, 2020	As of and for the year ended August 31, 2019

Year-end / average HK$ : US$ 1 exchange rate	7.80	7.80
Year-end NT$ : US$ 1 exchange rate	29.37	31.32
Year-average NT$ : US$ 1 exchange rate	30.10	N/A
Year-end RMB : US$ 1 exchange rate	6.85	7.15
Year-average RMB : US$ 1 exchange rate	7.03	N/A

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

Fair value of financial instruments

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at	Fair Value Measurement at
	August 31, 2020	August 31, 2020
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$104,000	$-	$-	$104,000

A summary of changes in financial liabilities for the year ended August 31, 2020 was as follows:

Balance at September 1, 2019	$-
Issuance of convertible notes	230,000
Interest expenses on convertible notes	3,997
Interest waived in conversion of convertible notes	(3,997)
Change in fair value of convertible notes	199,000
Conversion of convertible notes	(325,000)
Balance at August 31, 2020	104,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holder	Teh-Ling Chen	Li-Ching Yang	Jui-Chin Chen
Appraisal Date (Inception Date)	February 24, 2020	February 27, 2020	March 18, 2020
Risk-free Rate	1.25%	1.06%	0.54%
Applicable Closing Stock Price	$1.25	$1.25	$1.20
Conversion Price	$1.00 (i)	$1.00 (i)	$1.00 (i)
	$2.00 (ii)	$2.00 (ii)	$2.00 (ii)
Volatility	27.82%	27.94%	34.20%
Dividend Yield	0.00%	0.00%	0.00%
Credit Spread	2.71%	2.96%	6.88%
Liquidity Risk Premium	42.09%	36.26%	51.08%

Appraisal Date	N/A	N/A	August 31, 2020
Risk-free Rate	N/A	N/A	0.13%
Applicable Closing Stock Price	N/A	N/A	$1.00
Conversion Price	N/A	N/A	$0.40
Volatility	N/A	N/A	43.71%
Dividend Yield	N/A	N/A	0.00%
Credit Spread	N/A	N/A	3.80%
Liquidity Risk Premium	N/A	N/A	76.69%

(i) USD1.00 per share if converted on or before the one-year anniversary of the issuance date

(ii) USD1.50 per share if converted at any time after the one-year anniversary of the issuance date

Segment reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the provision of investment platform services through mobile application.

Recent accounting pronouncements

Recently Adopted Accounting Standards

On September 1, 2019, the Company adopted ASU 2016-02, Leases, using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these consolidated financial statements. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company recognized ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less as the Company was reasonably certain to exercise an option to extend the lease.

As a result of the adoption of the standard, based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized ROU assets and lease liabilities of $262,766 on its consolidated balance sheet as of September 1, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office leases. There were no finance leases as of August 31, 2020.

Accounting Pronouncements Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The new standard is effective for the Company on September 1, 2020 and the new standard did not have a material impact on the consolidated financial statements.

In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for “smaller reporting companies” for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated financial position, statements of operations and cash flows.

3. ACQUISITION OF SUBSIDIARIES

On August 17, 2020, the Company acquired all of the issued and outstanding capital stock (the “Acquisition”) of NPI, pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of the Closing Date, among the Company, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein.

The aggregate purchase price for the Acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates, resulting in a net purchase price of $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

After the completion of the Acquisition, NPI became a wholly owned subsidiary of the Company.

The Company completed the valuations necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, August 31, 2020.

Cash and cash equivalents	$185,117
Prepayments, deposits and other receivables	145,228
Due from a shareholder	34,048
Right-of-use operating lease assets	113,590
Plant and equipment, net	30,365
Intangible assets- Technical know-hows	818,200
Goodwill	2,974,364
Other payables and accrued liabilities	(383,087)
Contract liabilities	(2,896)
Due to shareholders	(99,730)
Operating lease liability	(113,646)
Tax payable	(31,871)
Deferred tax liabilities	(163,640)
Net purchase price	$3,506,042

Less: Outstanding NPI debt owed to the Company
Accounts receivable	989,854
Notes payable	(3,066,617)
$1,429,279

The transaction resulted in a purchase price allocation of $2,974,364 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of NPI and the synergies expected from the combined operations of NPI and the Company, the assembled workforce and their knowledge and experience in provision of products and projects utilizing NPI’s technical know-hows. The total amount of the goodwill acquired is not deductible for tax purposes.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of August 31, 2020 and 2019 are summarized below:

	As of August 31,
	2020	2019
Furniture and fixtures	$20,159	$3,912
Office equipment	65,809	7,678
Leasehold improvements	18,832	16,178
Total	104,800	27,768
Less: Accumulated depreciation	(71,133)	(15,489)
Plant and equipment, net	$33,667	$12,279

Depreciation expense, classified as operating expenses, was $9,349 and $8,667 for the year ended August 31, 2020 and 2019 respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets, net, as of August 31, 2020 and 2019 consisted of the following:

	As of August 31,
	2020	2019
Investment platform (a)	$30,000	$30,000
Technical know-hows (Note 3)	818,200	-
Total	848,200	30,000
Less: Accumulated amortization	(6,500)	(6,500)
Impairment	(23,500)	(23,500)
Intangible assets, net	$818,200	$-

(a)	On August 4, 2017, JFB, a wholly owned subsidiary of the Company, acquired an investment platform, which connects investor with other financial service providers in an effort to sharpen operational efficiency and respond to customer demands for more innovative services from a related company which is wholly owned by Mr. Lin at a purchase price of $30,000.

According to provisions of FASB ASC 805-50-30 Transactions Between Commonly Controlled Entities, when accounting for transfers of intangible assets between entities under common control, the entity that receives the net intangible assets is required to measure the recognized assets transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer and the value recorded is from historical carrying value. Amortization expense for intangible assets was $nil for the years ended August 31, 2020 and 2019.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the years ended August 31, 2020 and 2019.

As of August 31, 2020, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending August 31,
2021	$102,275
2022	102,275
2023	102,275
2024	102,275
2025 and thereafter	409,100
Total	$818,200

6. RELATED PARTY TRANSACTIONS

	Year ended August 31,
	2020	2019

Professional fee - Greenpro Financial Consulting Limited (a)	$21,753	$8,800
Computer and networking - LOC (note 2)	1,000,000	-
Other income:
Rental income from Greenpro LF Limited (b)	-	25,561
Note interest income from LOC (note 8)	92,395	6,564
Note interest income from BJDC (note 8)	45,231	2,836

(a)	The directors of Greenpro Financial Consulting Limited (Mr. Lee Chong Kuang and Mr. Loke Che Chan) are also the directors of the investment managers of Greenpro Asia Strategic SPC, a 4.75% shareholder of the Company. This fee is due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

Greenpro Financial Consulting Limited provides services to the Company and the Company incurred professional fees $21,753 and $8,800 for the year ended August 31, 2020 and 2019, respectively. There is no accrued amount as of August 31, 2020 and 2019.

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

The Company received $nil and $25,561 rental income from Greenpro LF Limited for the year ended August 31, 2020 and 2019, respectively. The rental income is recorded under other income.

(c)	During the year ended August 31, 2019, the Company intended to invest $102,564 (HK$800,000) in the equity interest of Leader Financial Asset Management Limited. Leader Financial Asset Management Limited is a company incorporated in Hong Kong and was owned by the Company’s directors Lin Yi-Hsiu and Cheng Shui Fung, respectively. The Company did not proceed with the investment and $102,564 (HK$800,000) was refunded to the Company during the year ended August 31, 2019.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of August 31,
	2020	2019
Rental and management fee deposits	$137,088	$44,076
Prepaid expenses	81,108	135
Prepaid consulting fee (Note 14)	375,000	-
Staff advances	2,970	-
Interest receivables (Note 8)	-	11,581
	$596,166	$55,792

8. NOTES RECEIVABLE

On February 13, 2019, the Company entered into a loan agreement with Kurrency Technology Holding Limited. (“Kurrency”) and loaned Kurrency $50,000. The loan was unsecured and interest bearing at 8% per annum. Kurrency Technology Holding Limited will repay the loan principal in five equal instalments commencing December 15, 2019. Interest of $nil and $2,181 was accrued as of August 31, 2020 and 2019 respectively.

From April 2019, the Company entered into multiple loan agreements with LOC (Notes 2 and 14) and loaned LOC a total amount of $2,164,082 and $582,521 as of August 31, 2020 and 2019, respectively. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through August 2021.

From May 2019, the Company entered into multiple short-term loan agreements with another company in Beijing, China, and loaned this company a total amount of $841,763 and $192,337 as of August 31, 2020 and 2019, respectively. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through August 2021.

Interest of $137,626 and $9,400 was charged as expenses from these two companies for the years ended August 31, 2020 and 2019, respectively.

As of August 31, 2020, the outstanding balance of notes receivable from LOC and the company in Beijing were offset against the consideration for the Company’s Acquisition of NPI (note 3).

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of August 31,
	2020	2019
Accrued interests (Notes 10, 11 and 12)	$6,191	$2,794
Accrued expenses	240,172	20,294
Unearned income	2,222	8,889
Other payable	43,661	11,673
	$292,246	$43,650

The Company signed an agreement with a third party whereby the Company authorizes the third party to use the Company’s investment platform and related applications for a period until December 31, 2020, for an upfront fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $2,222 and $8,889 as of August 31, 2020 and 2019, respectively.

10. DUE FROM (TO) SHAREHOLDERS, DIRECTORS AND A RELATED COMPANY

	As of August 31,	As of August 31,
	2020	2019
Loan to Cheng Hung-Pin (a shareholder)	$34,048	$-

Due from a director:
Cheng Shui-Fung	$189,474	$-

Due from a related company:
Greenpro LF Limited	$36,666	$-

Due to a director:
Lin Yi-Hsiu	$1,400,459	$262,159

Loan from Hsu Kuo-Hsun (a shareholder)	$60,075	$-

Due to shareholders:
Tu Yu-Cheng	$96,530	$-
Cheng Hung-Pin	800	-
Huang Mei-Ying	800	-
Lo Shih-Chu	800	-
Chen Jun-Yuan	800	-

	$99,730	$-

On March 10, 2020, LOC entered into a loan agreement with Cheng Hung-Pin and loaned him $33,322 (NT$1,000,000). The loan is unsecured, bears interest at a rate of 3% per annum and repayable on demand.

On July 20, 2020, the Company obtained a loan of RMB420,000 ($60,075) from Hsu Kuo-Hsun which accrues interest at the rate of 8% per annum. The loan is due on July 17, 2021 and Mr. Lin Yi-Hsiu would be liable when the Company fails to repay. Interest of $544 and $0 was accrued as of August 31, 2020 and 2019, respectively.

The amount due from a director was fully repaid on October 30, 2020.

Amounts due from (to) shareholders, directors and a related company are unsecured, interest-free with no fixed payment term.

11. BONDS PAYABLE

The Company had entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate principal amount and an aggregate purchase price of $600,000. The bond will mature in three years from August 14, 2019. Interest on the bond will be payable on semi-yearly basis at 10% per annum. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest(s) to the Purchaser. Interest of $2,935 and $2,794 was accrued as of August 31, 2020 and August 31, 2019, respectively.

12. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company entered into a series of Convertible Promissory Note Purchase Agreements (the “Agreements”) with certain investors between February and March, 2020. Pursuant to the Agreements, the Company issued certain Convertible Promissory Notes (the “Notes”) to the investors in a total principal amount of $230,000. A summary of the major terms of the Agreements are presented as follows:

Investor	Principal amount	Issue date	Maturity date	Interest rate
Teh-Ling Chen	$110,000	February 24, 2020	February 24, 2022	6%
Li-Ching Yang	20,000	February 27, 2020	February 27, 2022	6%
Jui-Chin Chen	100,000	March 18, 2020	March 18, 2022	6%
	$230,000

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

For each of the convertible promissory notes, the Company is entitled to a one-year extension. The outstanding principal amounts of the notes are convertible at any time at the option of the holders into common stock at a conversion price of either $1 per share if converted within one year or $1.5 per share if converted after one year. Each of the lenders may convert part of the principal outstanding in increments of $10,000 or multiples of $10,000 at any time. Accrued interest, if any, will be forfeited on any principal amount being converted. Interest of $2,712 and $0 was accrued as of August 31, 2020 and 2019, respectively.

The conversion feature is dual indexed to the Company’s stock, and is considered an embedded derivative which needs to be bifurcated from the host instrument in accordance with ASC 815.

ASC 815-15-25 provides that if an entity has a hybrid financial instrument that would require bifurcation of embedded derivatives under ASC 815, the entity may irrevocably elect to initially and subsequently measure a hybrid financial instrument in its entirety at fair value with changes in fair value recognized in earnings. The fair value election can be made instrument by instrument and shall be supported by concurrent documentation or a preexisting documented policy for automatic election.

The Company elected to measure the Notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date in accordance with ASC 815-15-25.

Fair value of the convertible promissory notes of $100,000 as of August 31, 2020 is determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Group uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

On August 17, 2020, the Company entered into amendments to the Notes and the convertible promissory note purchase agreements with each of the Noteholders, wherein, at the sole option of the applicable Noteholder, all or part of the unpaid outstanding principal of such Noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On August 18, 2020, two of the Noteholders submitted conversion notices to the Company converting all of the outstanding balances of their Notes into an aggregate of 325,000 shares of the Company’s common stock.

13. INCOME TAXES

For the years ended August 31, 2020 and 2019, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Year ended August 31,
	2020	2019
Tax jurisdictions from:
- Local	$(6,310,786)	$(82,118)
- Foreign, representing
Seychelles	(1,603)	-
British Virgin Islands	-	-
Taiwan	-	-
PRC	-	-
Hong Kong	(3,530,440)	(819,976)
Loss before income tax	$(9,842,829)	$(902,094)

The components of the provision (benefit) for income taxes expenses are:

Year ended August 31,
	2020	2019
Current	$-	$-
Deferred	-	-
Total income tax expense	$-	$-

The provision for income taxes consisted of the following:

	Year ended August 31,
	2020	2019
Loss before income taxes	$(9,842,829)	$(902,094)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(2,083,006)	(189,440)
Reconciling items:
Non-deductible expenses	1,980	-
Share-based payments	1,767,937	-
Tax effect of tax exempt entity	337	-
Rate differential in different tax jurisdictions	158,870	36,899
Valuation allowance on deferred tax assets	153,882	152,541
Income tax expense	$-	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of August 31, 2020, the operations in the United States of America incurred $6,837,708 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of August 31, 2020 and 2019, the Company has provided for a full valuation allowance of $1,435,919 and $110,654, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $16,000) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% in 2020 if taxable income exceeds NT$120,000 (approximately $3,900). As of August 31, 2020, LOC had net operating loss carry-forwards in Taiwan of $1,138,789, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $227,758 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of August 31, 2020, BJDC had net operating loss carry-forwards in the PRC of $991,947, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $247,987 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of August 31, 2020 and 2019, the operations in Hong Kong incurred $4,350,416 and $819,976 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of August 31, 2020 and 2019, the Company has provided for a full valuation allowance of approximately $717,819 and $135,296, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	As of August 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(1,435,919)	$(110,654)
– Taiwan	(227,758)	-
– PRC	(247,987)	-
– Hong Kong	(717,819)	(135,296)
Less: valuation allowance	2,629,483	245,950
	$-	$-

14. COMMON STOCK

On September 1, 2018, the Company appointed LOC to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of common shares of the Company (Note 2).

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of September 16, 2019. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2020, the Company amortized $1,250,000, as remuneration.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2020, the Company amortized $750,000 as remuneration.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2020, the Company amortized $1,000,000 as consulting expenses under this agreement.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2020, the Company amortized $1,250,000 as consulting expenses under this agreement.

On June 30, 2020, the Company entered into a stock forfeiture letter (the “Stock Forfeiture Letter”) with First Leader Capital Ltd., a significant stockholder of the Company and an entity solely owned and controlled by Yi-Hsiu Lin, the Company’s Chief Executive Officer and a member of the Company’s board of directors. Pursuant to the Stock Forfeiture Letter, on June 30, 2020, First Leader Capital Ltd. forfeited and surrendered 5,500,000 shares (the “Surrendered Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and the Surrendered Shares were automatically cancelled and retired (the “Stock Cancellation”). First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for the benefit from reducing the Company’s outstanding Common Stock to be more in line with what management deems to be market expectations based on the Company’s current valuation. 5,500,000 shares were canceled on September 21, 2020.

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2020, the Company amortized $375,000 as consulting expenses under this agreement. Prepaid expenses were $375,000 as of August 31, 2020 (Note 7). The shares were granted on July 7, 2020.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of Restricted Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Restricted Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, the Company’s board of directors approved an aggregate of 3,000,000 shares to a service provider in exchange for services rendered. As of August 31, 2020, 5,000,000 and 3,000,000 common shares of the Company have been issued to the employee and service provider respectively. The fair value of the shares of restricted common stock to them was $3,200,000, which was calculated based on a price per share of $0.40. During the year ended August 31, 2020, the Company amortized $1,200,000 and $2,237,500 as professional fees and salaries respectively. The shares were granted on July 7, 2020.

From May to August 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,925,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,570,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company issued 3,550,035 shares in July 2020 and the remaining was expected to be issued by end of December 2020.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On August 1, 2020, the Company entered into an agreement with a company for provision of consulting services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services of its employees on a one-year term, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $1,000,000, which was calculated based on the stock price of $1.00 per share on September 15, 2020 and will be amortized over the service term. During the year ended August 31, 2020, the Company recognized $5,500 as compensation under these arrangements. The shares are expected to be issued by the end of December 2020.

15. COMMITMENTS AND CONTINGENCIES

During the year ended August 31, 2020, the Company entered into agreements with independent third parties to lease office premises in Taiwan, Shenzhen and Hong Kong on a monthly basis, for the operations of the Company. Rental expense for the year ended August 31, 2020 and 2019 was $140,999 and $152,890, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of August 31, 2020:

Year ending August 31,
2021	$10,725
2022	-
2023	-
2024	-
2025	-
Thereafter	-
Present value of lease liabilities	$10,725

As of August 31, 2020, the Company had future minimum lease payments for non-cancelable short-term operating leases of $10,725 payable to a shareholder.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the year ended August 31,
	2020	2019

Operating lease cost – classified as general and administrative expenses	$128,580	$-
Weighted Average Remaining Lease Term – Operating leases	1.30 years	N/A
Weighted Average Discounting Rate – Operating leases	5.53%	N/A	%

The following is a schedule, by years, of maturities of lease liabilities as of August 31, 2020:

Operating leases
2021	$193,302
2022	54,523
2023	-
2024	-
2025	-
Thereafter	-
Total undiscounted cash flows	247,825
Less: imputed interest	(4,477)
Present value of lease liabilities	$243,348

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $86,000 as of August 31, 2020, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $28,000 as of August 31, 2020, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

16. SUBSEQUENT EVENTS

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP to the Company for a one-year term. Pursuant to the agreement, the Company agreed to offer the consultant 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1 and amortized over the service term.

