Form 10-Q
period 2020-11-30
Leader Capital Holdings Corp.
filed 2021-01-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 11, 2021
Common Stock, $0.0001 par value	133,894,219

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	general economic conditions and events and the impact they may have on us and our clients, including but not limited to the impact of COVID-19;

●	changes or developments in laws, regulations or taxes in our industry;

●	actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	November 30, 2020	August 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$550,505	$432,087
Prepayments, deposits and other receivables	4,160,431	596,166
Inventory	12,409	-
Due from a director	-	189,474
Due from a related company	-	36,666
Loan to a shareholder	35,026	34,048
Total current assets	4,758,371	1,288,441

Non-current assets
Plant and equipment, net	82,947	33,667
Intangible assets	793,628	818,200
Goodwill	2,974,364	2,974,364
Operating lease right-of-use assets, net	335,876	237,239
Total non-current assets	4,186,815	4,063,470

TOTAL ASSETS	$8,945,186	$5,351,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$291,439	$292,246
Contract liabilities	11,042	2,896
Operating lease liability, current	224,794	189,253
Loan from a shareholder	60,075	60,075
Tax payable	21,449	31,871
Due to shareholders	106,710	99,730
Due to a director	1,394,194	1,400,459
Total current liabilities	2,109,703	2,076,530

Non-current liabilities
Operating lease liability, non-current	115,484	54,095
Deferred tax liabilities	158,526	163,640
Bonds payable	600,000	600,000
Convertible notes payable to related parties	1,287,000	104,000
Total non-current liabilities	2,161,010	921,735

TOTAL LIABILITIES	$4,270,713	$2,998,265

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 129,974,219 and 135,474,219 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	12,998	13,548
Additional paid-in capital	19,626,317	13,647,673
Accumulated other comprehensive loss	(207)	-
Accumulated deficits	(14,964,635)	(11,307,575)

TOTAL STOCKHOLDERS’ EQUITY	$4,674,473	$2,353,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,945,186	$5,351,911

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the three months ended November 30,
	2020	2019

REVENUE	$22,863	$1,667

OPERATING EXPENSES
Research and development expenses	(146,971)	-
Sales and marketing expenses	(109,702)	-
General and administrative expenses	(2,953,167)	(1,238,147)

LOSS FROM OPERATIONS	(3,186,977)	(1,236,480)

Interest expense	(15,446)	(14,959)

Loss on change in fair value of convertible notes	(481,043)	-

OTHER INCOME
Other income – from related parties	1,823	-
Other income – from non-related parties	19,469	21,809
	21,292	21,809

LOSS BEFORE INCOME TAX	(3,662,174)	(1,229,630)

Income tax benefit (expense)	5,114	(20,000)

NET LOSS	$(3,657,060)	$(1,249,630)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(207)	-

TOTAL COMPREHENSIVE LOSS	$(3,657,267)	$(1,249,630)

Net loss per share - Basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding - Basic and diluted	136,921,376	113,684,073

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

	FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2020	135,474,219	$13,548	$13,647,673	$-	$(11,307,575)	$2,353,646
Shares to be issued in private placement	-	-	198,000	-	-	198,000
Cancellation of restricted shares	(5,500,000)	(550)	550	-	-	-
Share based compensation	-	-	5,780,094	-	-	5,780,094
Foreign currency translation adjustment	-	-	-	(207)	-	(207)
Net loss	-	-	-	-	(3,657,060)	(3,657,060)
Balance as of November 30, 2020	129,974,219	$12,998	$19,626,317	$(207)	$(14,964,635)	$4,674,473

	FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Share based compensation	-	-	4,250,000	-	-	4,250,000
Net loss	-	-	-	-	(1,249,630)	(1,249,630)
Balance as of November 30, 2019	105,184,073	$10,519	$6,138,909	$-	$(2,714,376)	$3,435,052

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the three months ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,657,060)	$(1,249,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	481,043	-
Share based compensation	2,159,261	1,062,500
Amortization of operating lease right-of-use assets	69,867	-
Depreciation and amortization	35,822	2,314
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	56,568	(14,823)
Inventory	(12,291)	-
Amount due from a director	189,474	-
Deferred tax liabilities	(5,114)	-
Operating lease liabilities	(71,575)	-
Accrued expenses and other payables	(12,838)	45,405

Net cash used in operating activities	(766,843)	(154,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(58,609)	-
Issuance of notes receivable	-	(401,285)
Acquisition of intangible assets	(1,023)	-

Net cash used in investing activities	(59,632)	(401,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued in private placement	198,000	-
Proceeds from convertible notes issuance	700,000	-
Advance from a shareholder	4,160	-
Advance from a director	30,401	175,502

Net cash provided by financing activities	932,561	175,502

Effects of exchange rate changes on cash and cash equivalents	12,332	-

Net increase (decrease) in cash and cash equivalents	118,418	(380,017)
Cash and cash equivalents, beginning of period	432,087	447,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$550,505	$67,545

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Due from a related company off-setting with advance from a director	$36,666	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(UNaudited)

For the three months ended November 30, 2020 and 2019

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

On August 17, 2020, LCHD, through JFB, acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc. (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of the Closing Date, among the Company, JFB, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. As a result of the Acquisition, the Company now owns indirectly 100% of NPI, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd.

The aggregate purchase price for the Acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates, resulting in a net purchase price of $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

After the completion of the Acquisition, NPI became an indirect, wholly owned subsidiary of the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. However, they do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted August 31 as its fiscal year end. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended August 31, 2020, which was filed with the SEC on December 15, 2020.

Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations, and records an accumulated deficit of $14,964,635 as of November 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

On September 1, 2018 (before the acquisition of NPI (Note 1)), JFB appointed LOC to develop a mobile application in four stages for total consideration of TWD20,000,000 ($651,466), payable in the form of shares of the Company’s restricted common stock. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued a total of 908,678 of restricted common shares in aggregate at $0.50 per share for the work completed up to August 31, 2019. The Company has expensed $454,339 development costs for the first and second development stage in general and administrative expenses for the year ended August 31, 2019. In August 2020, the development of the mobile application has been completed, and the Company expensed $0.2 million development costs in general and administrative expenses for the year ended August 31, 2020. Further $600,000 was incurred for additional functions developed and $200,000 was incurred for the acquisition of the ownership of the intellectual property in the year ended August 31, 2020.

No development costs were expensed as general and administrative expenses for the three months ended November 30, 2020 and 2019.

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

Provision of investment platform services

The Company signed an agreement with a third party whereby the Company authorized the third party to use the Company’s JFB platform and related applications for a period until December 31, 2020. Income from provision of investment platform services with the use of the Company’s mobile applications is recognized when the service is performed.

From September, 2020, the Company generated additional revenue from a new, more comprehensive mobile application, which refer to as the FinMaster mobile application (the “FinMaster App” and together with the JFB platform, the “Apps”), with similar functions as the JFB platform. Income from providing investment platform services with the use of a mobile application is recognized when the service is performed.

The Company offers a self-managed points program, which can be used in the FinMaster App to redeem merchandise or services. The Company determines the value of each point based on estimated incremental cost. Customers and advocates have a variety of ways to obtain the points. The major accounting policy for its points program is described as follows:

The Company concludes the bonus points offered linked to the purchase transaction of the points is a material right and accordingly a separate performance obligation according to ASC 606, and should be taken into consideration when allocating the transaction price of the point sales. The Company also estimates the probability of points redemption when performing the allocation.   The amount allocated to the bonus points as separate performance obligation is recorded as contract liability (deferred revenue) and revenue should be recognized when future goods or services are transferred. The Company will continue to monitor when and if forfeiture rate data becomes available and will apply and update the estimated forfeiture rate at each reporting period.

Since historical information is limited for the Company to determine any potential points forfeitures and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated   forfeiture rate of zero.

Provision of software development service and maintenance service

The Company entered into several agreements with third party customers to assist the customers in the development of their mobile communications software and mobile e-commerce software. Income from provision of software development service and maintenance service are recognized when the service is performed.

Revenue by major product line

	For the three months ended November 30,
	2020	2019
Provision of investment platform services	$3,620	$1,667
Provision of software development service and maintenance service	19,243	-
	$22,863	$1,667

Revenue by Recognition Over Time vs Point in Time

	For the three months ended November 30,
	2020	2019
Revenue by recognition over time	$22,863	$1,667
Revenue by recognition at a point in time	-	-
	$22,863	$1,667

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of November 30, 2020, the Company’s remaining performance obligations were $11,598, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

The Company had not incurred any costs to obtain contracts.

The Company does not have amounts of contract assets since revenue is recognized as control of goods or services is transferred. The contract liabilities consist of advance payments from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. All contract liabilities are expected to be recognized as revenue within one year and are included in other payables and accrued liabilities in the consolidated balance sheet.

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and the FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the three months ended November 30, 2020:

Receipt in advance

Balance as of September 1, 2020	$2,896
Advances received from customers related to unsatisfied performance obligations	10,937
Revenue recognized from beginning contract liability balance	(2,951)
Exchange difference	160
Balance as of November 30, 2020	$11,042

Practical Expedients and Exemption

The Company has not incurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Research and development expenses

Research and development (“R&D”) expenses are primary comprised of charges for R&D and consulting work performed by third parties; salaries and benefits for those employees engaged in research, design and development activities; costs related to design tools; and allocated costs.

For the three months ended November 30, 2020 and 2019, the total R&D expenses were $146,971 and $nil, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the three months ended November 30, 2020 and 2019, advertising costs totaled $97,361 and $nil, respectively.

From September 2019, customers or users of the FinMaster App can obtain points through any other ways such as account registration referral to the FinMaster App, frequent sign-ins to the application and sharing articles from the application to users’ own social media, etc. The Company believes these points are to encourage user engagement and generate market awareness. As a result, the Company accounts for such points as sales and marketing expenses with a corresponding liability recorded under other current liabilities of its condensed consolidated balance sheets upon the points offering. The Company estimates liabilities under the customer loyalty program based on cost of the merchandise that can be redeemed, and its estimate of probability of redemption. At the time of redemption, the Company records a reduction of inventory and other current liabilities.

Since historical information is limited for the Company to determine any potential points forfeiture and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated forfeiture rate of zero.

For the three months ended November 30, 2020 and 2019, redeemable point liability charged as sales and marketing expenses were $12,341 and $nil, respectively.

As of November 30, 2020 and August 31, 2020, liabilities recorded related to unredeemed points were $51,869 and $40,003, respectively, which were included in other payables (note 8).

General and administrative expenses

General and administrative expenses consist primarily of salaries, bonuses and benefits for employees involved in general corporate functions, depreciation and amortization of fixed assets, legal and other professional services fees, rental and other general corporate related expenses.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the average basis and includes all costs to acquire and other costs to bring the inventories to their present location and condition. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. If the inventory on hand is in excess of future demand forecast, the excess amounts are written off. The Company also reviews inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires the determination of the estimated selling price of the vehicles less the estimated cost to convert inventory on hand into a finished product. Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventory as of November 30, 2020 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

The estimated useful lives of the Company’s intangible assets are listed below:

Investment platform	5 years
Technical know-hows	8 years
Trademarks	10 years

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the three months ended November 30, 2020 and 2019.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of November 30, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

The Company conducts business in the PRC, Taiwan and Hong Kong and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the respective tax authorities.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional shares of common stock were dilutive. The following table presents a reconciliation of basic and diluted net loss per share:

	For the three months ended November 30,
	2020	2019

Net loss	$(3,657,060)	$(1,249,630)
Weighted average number of shares of common stock outstanding - Basic and diluted*	136,921,376	113,684,073
Net loss per share - Basic and diluted	$(0.03)	$(0.01)

*	Including 11,243,986 shares that were granted and vested but not yet issued and 870,000 shares to be issued to investors for the three months ended November 30, 2020 (note 13); and including 8,500,000 shares that were granted and vested but not yet issued for the three months ended November 30, 2019.

As of November 30, 2020 and August 31, 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of November 30, 2020	As of August 31, 2020

Period-end HK$ : US$ 1 exchange rate	7.80	7.80
Period-end NT$ : US$ 1 exchange rate	28.55	29.37
Period-end RMB : US$ 1 exchange rate	6.58	6.85

	For the three months ended November 30,
	2020	2019

Period average HK$ : US$ 1 exchange rate	7.80	7.80
Period average NT$ : US$ 1 exchange rate	28.82	N/A
Period average RMB : US$ 1 exchange rate	6.72	N/A

Related Parties

Parties, which can be a corporation or an individual, are considered to be related if the Company has the ability to, directly or indirectly, control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Convertible instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with U.S. GAAP. ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, deposits, accounts payable and accrued liabilities, balances due with directors and shareholders, convertible notes payable and bonds payable, approximate at their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at	Fair Value Measurement at
	August 31, 2020	August 31, 2020
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$104,000	$-	$-	$104,000

	Carrying Value at	Fair Value Measurement at
	November 30, 2020	November 30, 2020
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$1,287,000	$-	$-	$1,287,000

A summary of changes in financial liabilities for the three months ended November 30, 2020 was as follows:

Balance at September 1, 2020	$104,000
Issuance of convertible notes	700,000
Fair value loss on issuance of convertible notes	383,962
Interest expenses on convertible notes	1,957
Change in fair value of convertible notes	97,081
Balance at November 30, 2020	$1,287,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Teh-Ling Chen	Li-Ching Yang	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang Chin-Chiang Wang
Appraisal Date (Inception Date)	February 24, 2020	February 27, 2020	March 18, 2020	November 2, 2020	November 25, 2020
Risk-free Rate	1.25%	1.06%	0.54%	0.16%	0.16%
Applicable Closing Stock Price	$1.25	$1.25	$1.20	$0.12	$3.00
Conversion Price	$1.00 (i)	$1.00 (i)	$1.00 (i)	$0.40	$0.40
	$1.50 (ii)	$1.50 (ii)	$1.50 (ii)
Volatility	27.82%	27.94%	34.20%	41.51%	42.00%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	2.71%	2.96%	6.88%	7.52%	6.93%
Liquidity Risk Premium	42.09%	36.26%	51.08%	77.62%	78.14%

Appraisal Date			August 31, 2020
Risk-free Rate	N/A	N/A	0.13%	N/A	N/A
Applicable Closing Stock Price	N/A	N/A	$1.00	N/A	N/A
Conversion Price	N/A	N/A	$0.40	N/A	N/A
Volatility	N/A	N/A	43.71%	N/A	N/A
Dividend Yield	N/A	N/A	0.00%	N/A	N/A
Credit Spread	N/A	N/A	3.80%	N/A	N/A
Liquidity Risk Premium	N/A	N/A	76.69%	N/A	N/A

Appraisal Date			November 30, 2020	November 30, 2020	November 30, 2020
Risk-free Rate	N/A	N/A	0.12%	0.15%	0.15%
Applicable Closing Stock Price	N/A	N/A	$3.00	$3.00	$3.00
Conversion Price	N/A	N/A	$0.40	$0.40	$0.40
Volatility	N/A	N/A	48.15%	42.19%	42.09%
Dividend Yield	N/A	N/A	0.00%	0.00%	0.00%
Credit Spread	N/A	N/A	6.95%	6.95%	6.95%
Liquidity Risk Premium	N/A	N/A	82.57%	76.10%	78.46%

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning September 1, 2020.

Recently issued accounting pronouncements not yet adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this ASU address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for “smaller reporting companies” for fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of November 30, 2020 and August 31, 2020 are summarized below:

	As of November 30, 2020	As of August 31, 2020
Furniture and fixtures	$28,906	$20,159
Office equipment	72,188	65,809
Leasehold improvement	64,741	18,832
Total	165,835	104,800
Less: Accumulated depreciation	(82,888)	(71,133)
Plant and Equipment, net	$82,947	$33,667

Depreciation expenses, classified as operating expenses, were $10,227 and $2,314 for the three months ended November 30, 2020 and 2019, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of November 30, 2020 and August 31, 2020 are summarized below:

	As of November 30, 2020	As of August 31, 2020
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	1,023	-
Total	849,223	848,200
Less: Accumulated amortization	(32,095)	(6,500)
Impairment	(23,500)	(23,500)
Intangible assets, net	$793,628	$818,200

Amortization expense for intangible assets was $25,595 and $nil for the three months ended November 30, 2020 and 2019, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the three months ended November 30, 2020 and 2019.

As of November 30, 2020, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending November 30,
2021	$102,378
2022	102,378
2023	102,378
2024	102,378
2025 and thereafter	384,116
Total	$793,628

6. RELATED PARTY TRANSACTIONS

	For the three months ended November 30,
	2020	2019

Professional fee - Greenpro Financial Consulting Limited (a)	$-	$13,500

Other Income:
Miscellaneous income from Greenpro LF Limited (b)	1,823	-

(a)	The Company incurred professional fees of $nil and $13,500 for services provided by Greenpro Financial Consulting Limited for the three months ended November 30, 2020 and 2019, respectively. The fees are due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

The directors of Greenpro Financial Consulting Limited (Mr. Chong Kuang Lee and Mr. Che Chan Loke) are the directors of the investment managers of Greenpro Asia Strategic SPC. As of November 30, 2020, Greenpro Asia Strategic SPC is the holder of approximately 3.85% of the Company’s issued and outstanding common stock.

(b)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of November 30, 2020	As of August 31, 2020
Rental and management fee deposits	$144,693	137,088
Prepaid share based compensation to directors (Note 13)	1,200,000	-
Prepaid share based compensation to consultants (Note 13)	2,795,834	375,000
Other prepaid expenses	7,663	81,108
Staff advances	12,241	2,970
	$4,160,431	596,166

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of November 30, 2020	As of August 31, 2020
Accrued interests (Note 9, 10 and 11)	$19,681	6,191
Accrued expenses	215,524	240,172
Unearned income	556	2,222
Other payables	55,678	43,661
	$291,439	292,246

The Company signed an agreement with a third party whereby it authorized the third party to use its investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $556 and $2,222 as of November 30, 2020 and August 31, 2020, respectively.

9. DUE FROM (TO) SHAREHDOLERS, DIRECTORS AND A RELATED COMPANY

	As of November 30, 2020	As of August 31, 2020
Loan to Cheng Hung-Pin (a shareholder)	$35,026	$34,048

Due from a director:
Cheng Shui-Fung	$-	$189,474

Due from a related company:
Greenpro LF Limited	$-	$36,666

Due to a director:
Lin Yi-Hsiu	$1,394,194	$1,400,459

Loan from Hsu Kuo-Hsun (a shareholder)	$60,075	$60,075

Due to shareholders:
Tu Yu-Cheng	$103,510	$96,530
Cheng Hung-Pin	800	800
Huang Mei-Ying	800	800
Lo Shih-Chu	800	800
Chen Jun-Yuan	800	800
	$106,710	$99,730

On March 10, 2020, LOC entered into a loan agreement with Cheng Hung-Pin and loaned him NT$1,000,000. The loan is unsecured, bears interest at a rate of 3% per annum and repayable on demand.

On July 20, 2020, the Company obtained a loan of RMB420,000 from Hsu Kuo-Hsun which accrues interest at the rate of 8% per annum. The loan is due on July 17, 2021 and Mr. Lin Yi-Hsiu would be liable when the Company fails to repay. Interest of $1,746 and $544 was accrued as of November 30, 2020 and August 31, 2020, respectively.

Amounts due from (to) shareholders, directors and a related company are unsecured, interest-free with no fixed payment term.

10. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $17,935 and $2,935 was accrued as of November 30, 2020 and August 31, 2020, respectively.

11. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company entered into a series of Convertible Promissory Note Purchase Agreements (the “Agreements”) with certain investors between February and November, 2020. Pursuant to the Agreements, the Company issued certain Convertible Promissory Notes (the “Notes”) to the investors in a total principal amount of $930,000. A summary of the major terms of the Agreements are presented as follows:

	Principal amount	Issue date	Maturity date	Interest rate
Teh-Ling Chen	$110,000	February 24, 2020	February 24, 2022	6%
Li-Ching Yang	20,000	February 27, 2020	February 27, 2022	6%
Jui-Chin Chen	100,000	March 18, 2020	March 18, 2022	6%
Teh-Ling Chen	100,000	November 2, 2020	November 2, 2022	6%
Chin-Ping Wang	200,000	November 25, 2020	November 25, 2022	6%
Chin-Nan Wang	200,000	November 25, 2020	November 25, 2022	6%
Chin-Chiang Wang	200,000	November 25, 2020	November 25, 2022	6%
	$930,000

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

On November 2, 2020, the Company issued a convertible promissory note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on November 2, 2022 and unsecured.

On November 25, 2020, the Company further issued convertible promissory notes in the total principal amount of $600,000, which accrues interest at the rate of 6% per annum, to shareholders –Chin-Ping Wang, Chin-Nan Wang and Chin-Chiang Wang. The note is due on November 25, 2022 and unsecured.

For each of the convertible promissory notes, the Company is entitled to a one-year extension. The outstanding principal amounts of the notes are convertible at any time at the option of the holders into common stock at a conversion price of $0.4 per share.  Each of the lenders may convert part of the principal outstanding in increments of $10,000 or multiples of $10,000 at any time. Accrued interest, if any, will be forfeited on any principal amount being converted.

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

Fair value of the convertible promissory notes of $800,000 as of November 30, 2020 is determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Company uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

12. INCOME TAXES

For the three months ended November 30, 2020 and 2019, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Three months ended November 30,
	2020	2019
Tax jurisdictions from:
- Local	$(1,519,520)	$(1,159,478)
- Foreign, representing
Seychelles	-	-
British Virgin Islands	(83,142)	-
Taiwan	(493,890)	-
PRC	(142,962)	-
Hong Kong	(1,422,660)	(70,152)
Loss before income tax	$(3,662,174)	$(1,229,630)

The components of the provision (benefit) for income taxes expenses are:

	Three months ended November 30,
	2020	2019
Current	$-	$20,000
Deferred	(5,114)	-
Total income tax (benefit) expense	$(5,114)	$20,000

The provision for income taxes consisted of the following:

	Three months ended November 30,
	2020	2019
Loss before income taxes	$(3,662,174)	$(1,229,630)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(769,057)	(258,222)
Reconciling items:
Non-deductible expenses	23,025	-
Share-based payments	453,445	223,125
Tax effect of tax exempt entity	17,460	-
Rate differential in different tax jurisdictions	63,240	3,157
Valuation allowance on deferred tax assets	206,773	51,940
Income tax (benefit) expense	$(5,114)	$20,000

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of November 30, 2020, the operations in the United States of America incurred $2,104,494 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of November 30, 2020 and August 31, 2020, the Company has provided for a full valuation allowance of $441,944 and $323,322, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $17,347) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% in 2020 if taxable income exceeds NT$120,000 (approximately $4,163). As of November 30, 2020, LOC had net operating loss carry-forwards in Taiwan of $2,008,983, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $401,797 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of November 30, 2020, BJDC had net operating loss carry-forwards in the PRC of $1,407,248, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $351,812 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of November 30, 2020 and August 31, 2020, the operations in Hong Kong incurred $1,643,906 and $4,350,416 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of November 30, 2020 and August 31, 2020, the Company has provided for a full valuation allowance of approximately $271,245 and $717,819, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	November 30, 2020	August 31, 2020
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(441,944)	$(323,322)
– Taiwan	(401,797)	(328,752)
– PRC	(351,812)	(309,264)
– Hong Kong	(271,245)	(298,764)
Less: valuation allowance	1,466,798	1,260,102
	$-	$-

13. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $2,500,000 and $1,250,000, respectively, which was calculated based on a price per share of $0.40 and $0.50, respectively and amortized over the service term. During the three months ended November 30, 2020 and 2019, the Company amortized $250,000 and $312,500, respectively, as remuneration. Prepaid expenses were $750,000 as of November 30, 2020 (Note 7).

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. During the three months November 30, 2020 and 2019, the Company amortized $150,000 and $187,500, respectively, as remuneration. Prepaid expenses were $450,000 as of November 30, 2020 (Note 7).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months ended November 30, 2020 and 2019, the Company amortized $nil and $250,000, respectively, as consulting expenses under this agreement.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months ended November 30, 2020 and 2019, the Company amortized $nil and $312,500, respectively, as consulting expenses under this agreement.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the three months ended November 30, 2020, the Company amortized $187,500 as consulting expenses under this agreement. Prepaid expenses were $187,500 as of November 30, 2020 (Note 7). The shares were granted on July 7, 2020.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of Restricted Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Restricted Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, the Company’s board of directors approved an aggregate of 3,000,000 shares to a service provider in exchange for services rendered. As of August 31, 2020, 5,000,000 and 3,000,000 common shares of the Company have been issued to the employee and service provider respectively. The fair value of the shares of restricted common stock to them was $3,200,000, which was calculated based on a price per share of $0.40. On November 30, 2020, 3,116,903 shares were granted to the employee upon achievement of the milestones set forth in the employee’s offer letter. During the three months ended November 30, 2020, the Company amortized $1,246,761 and $nil, respectively, as salaries and professional fees. The shares are expected to be issued by the end of January 2021.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to Chieh Chen, pursuant to which Ms. Chen agreed to serve as an executive assistant of the Company. For her service as an executive assistant, Ms. Chen will receive a monthly compensation in the form of NT$77,000  ($2,671) for the first three months (probationary period) and thereafter NT$92,500 ($3,209) in cash. In addition, Ms. Chen will be granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she meets the criteria established by the Company. The fair value of the shares of restricted common stocks was $50,000, which was calculated based on a priced per share of $1.00 and amortized over the service term. During the three months ended November 30, 2020, the Company recognized $16,667 as compensation under this arrangement.

On August 1, 2020, the Company entered into an agreement with a company for provision of consulting services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services of its employees on a one-year term, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020.  The fair value of 1,000,000 shares granted was $1,000,000, which was calculated based on the stock price of $1.00 per share on September 15, 2020 and will be amortized over the service term. During the three months ended November 30, 2020, the Company recognized $83,333 as compensation under these arrangements. Prepaid expenses were $316,667 as of November 30, 2020 (Note 7). The shares are expected to be issued by the end of January 2021.

On August 3, 2020, the Company issued an offer letter to Annie Chung, pursuant to which Ms. Chung agreed to serve as an executive assistant of the Company. For her service as an executive assistant, Ms. Chung will receive a monthly compensation in the form of NT$77,000 ($2,671) in cash. In addition, Ms. Chung will be granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she meets the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the three months ended November 30, 2020, the Company recognized $16,667 as compensation under this arrangement.

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultants in the form of 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the three months ended November 30, 2020, the Company amortized $208,333 as consulting expenses under these agreements. Prepaid expenses were $2,291,667 as of November 30, 2020 (Note 7).

From September to November 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 495,000 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $198,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares are expected to be issued by the end of January 2021.

As of November 30, 2020, unrecognized share-based compensation expense was $6,578,238.

As of November 30, 2020, 11,243,986 shares were granted to employees (including COO, CEO and a director) and consultants and vested but not yet issued.

14. COMMITMENTS AND CONTINGENCIES

During the period ended November 30, 2020, the Company entered into agreements with independent third parties to lease office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong on a monthly basis for the operations of the Company. The rental expense for the period ended November 30, 2020 and 2019 were $83,012 and $34,652, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of November 30, 2020:

Year ending November 30,
2021	$6,305
2022	-
2023	-
2024	-

As of November 30, 2020, the Company had future minimum lease payments for non-cancelable short-term operating leases of $6,305 payable to a shareholder.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the three months ended November 30,
	2020	2019

Operating lease cost – classified as general and administrative expenses	$72,063	$-
Weighted Average Remaining Lease Term – Operating leases	1.48 years	N/A
Weighted Average Discounting Rate – Operating leases	5.68%	N/A

The following is a schedule, by years, of maturities of lease liabilities as of November 30, 2020:

Operating leases
2021	$233,363
2022	117,307
2023	-
2024	-
2025	-
Thereafter	-
Total undiscounted cash flows	350,670
Less: imputed interest	10,391
Present value of lease liabilities	$340,279

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $88,000 and $86,000  as of November 30, 2020 and August 31, 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $46,000 and $28,000  as of November 30, 2020 and August 31, 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

15. SUBSEQUENT EVENTS

The new version of the FinMaster App was released in December 2020. The update allows general users to make in-app purchases of FinMaster points and use them on A.I. stock selection features, programs, and other merchandises.

On January 6, 2021, the Company entered into securities purchase agreement with an accredited investor whereby the investor purchased a total of 500,000 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Form 10-Q and our audited financial statements and related notes for the year ended August 31, 2020 included in our most recent annual report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

The Company has been developing a new, more comprehensive FinMaster mobile application (“FinMaster App”), to offer to our clients for a fee, which has been made available for download as of December 2020. This FinMaster App offers one-stop shopping for multi financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. On August 17, 2020, the Company, through its wholly-owned subsidiary JFB Internet Service Limited, a company incorporated and existing under the laws of Hong Kong (the “Buyer”), acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc., a company organized under the laws of the British Virgin Islands and the Company’s software ODM developer of the FinMaster APP (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, the Buyer, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. The aggregate purchase price for the acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates. The net purchase price for the acquisition was $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

As a result of the Acquisition, the Company now owns, indirectly through the Buyer, 100% of NPI. NPI, through its wholly-owned subsidiaries, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd., companies organized under the laws of the Republic of China and the laws of the People’s Republic of China, respectively, engages primarily in the development of ecological-system applications, integration of big data and promotion of OTT applications. Following the Acquisition, we were able to release the FinMaster App for download in December 2020.

We have incurred significant operating losses. As of November 30, 2020 and August 31, 2020, our accumulated deficits were $14,964,635 and $11,307,575, respectively. We generated revenue of $22,863 and $1,667 for the three months ended November 30, 2020 and 2019, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit of $14,964,635 as of November 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

We expect to finance our operations primarily through cash flows from operations, loans from existing directors and shareholders and placements of capital stock for additional funding. In the event that we require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives, a shareholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended November 30,
	2020	2019
Net cash used in operating activities	$(766,843)	$(154,234)
Net cash used in investing activities	(59,632)	(401,285)
Net cash provided by financing activities	932,561	175,502
Effect of exchange rate changes on cash and cash equivalents	12,332	-
Net increase (decrease) in cash and cash equivalents	118,418	(380,017)
Cash and cash equivalents, beginning of period	432,087	447,562
Cash and cash equivalents, end of period	$550,505	$67,545

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended November 30, 2020 and 2019 was $766,843 and $154,234, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2020 and 2019 was $59,632 and $401,285, respectively. The net cash used in investing activities for the three months ended November 30, 2020 was related to the acquisition of plant and equipment and intangible assets. The net cash used in investing activities for the three months ended November 30, 2019 was related to the issuance of notes receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2020 and 2019 was $932,561 and $175,502, respectively. The cash provided by financing activities were related to the issuance of shares and convertible notes, and advances from a shareholder and a director.

Results of Operations

Comparison for the three months ended November 30, 2020 and 2019

	For the three months ended November 30,
	2020	2019
Revenue	$22,863	$1,667
Research and development expenses	(146,971)	-
Sales and marketing expenses	(109,702)	-
General and administrative expenses	(2,953,167)	(1,238,147)
Loss from operations	(3,186,977)	(1,236,480)
Interest expenses	(15,446)	(14,959)
Loss on change in fair value of convertible notes	(481,043)	-
Other income	21,292	21,809
Loss before income tax	(3,662,174)	(1,229,630)
Income tax benefit (expense)	5,114	(20,000)

Net loss	$(3,657,060)	$(1,249,630)

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application. From September 2020, we generated additional revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster mobile application (the “FinMaster App” and together with the JFB platform, the “Apps”), with similar functions as the JFB platform. We also provided software maintenance services.

We generated revenue of $22,863 and $1,667 for the three months ended November 30, 2020 and 2019, respectively.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2020 amounted to $146,971 which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. We did not incur any R&D expenses for the three months ended November 30, 2019.

Sales and Marketing Expenses

Sales and marketing expenses were $109,702 and $nil for the three months ended November 30, 2020 and 2019, respectively. It consists of the advertising costs amounted to $97,361 and the redeemable point liability charges of $12,341 after our acquisition of NPI in August 2020.

General and Administrative Expenses

General and administrative expenses were $2,953,167 and $1,238,147 for the three months ended November 30, 2020 and 2019, respectively. We recognized share-based compensation to directors, employees and consultants of $2,159,260 and $1,062,500 for the three months ended November 30, 2020 and 2019, respectively. Besides, we incurred more payroll costs and other administrative expenses in 2020 after our acquisition of NPI in August 2020.

Other Income

Other income for the three months ended November 30, 2020 amounted to $21,292 as compared to $21,809 in the same quarter of prior year.

Net Loss

Our net loss was $3,657,060 and $1,249,630 for the three months ended November 30, 2020 and 2019, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of November 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2020 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidated financial statements as of and for the period ended November 30, 2020 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended November 30, 2020 that were not previously reported on a Current Report on Form 8-K.

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultants in the form of 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the three months ended November 30, 2020, the Company amortized $208,333 as consulting expenses under these agreements. Prepaid expenses were $2,291,667 as of November 30, 2020 (Note 7).

From September to November 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 495,000 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $198,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares are expected to be issued by the end of January 2021.

On November 2, 2020, the Company issued a convertible promissory note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on November 2, 2022 and unsecured. At the sole option of the noteholder, all or part of the unpaid outstanding principal of the convertible promissory note is convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share.

On November 25, 2020, the Company further issued convertible promissory notes in the total principal amount of $600,000, which accrues interest at the rate of 6% per annum, to shareholders –Chin-Ping Wang, Chin-Nan Wang and Chin-Chiang Wang. The note is due on November 25, 2022 and unsecured. At the sole option of the noteholder, all or part of the unpaid outstanding principal of the convertible promissory note is convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share.

The Company offered and/or issued the shares of common stock described herein in reliance upon the exemption from registration afforded by Section 4(a)(2) under the Securities. The offers and issuances of the shares of common stock did not involve a “public offering” based upon the following factors: (i) the offers and/or issuances of the shares of common stock were isolated private transactions; (ii) a limited number of shares of common stock were offered to a limited number of individuals and entities; (iii) there were no public solicitations; (iv) the investment intent of the recipients; and (v) the restriction on transferability of the shares of common stock issued or issuable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by Reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

10.1*	Consulting Agreement, dated November 1, 2020, by and between the Company and Yi-Fang Liao.

10.2*	Consulting Agreement, dated November 1, 2020, by and between the Company and Chia-Jung Liang.

10.3	Form of Convertible Promissory Notes Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the U.S. Securities and Exchange Commission on August 21, 2020).

10.4	Form of Amendment No. 1 to the Promissory Note and the Convertible Promissory Notes Purchase Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the U.S. Securities and Exchange Commission on August 21, 2020).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: January 19, 2021

	By:	/s/ Yi-Hsiu Lin
	Name:	Yi-Hsiu Lin
	Title:	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

