Form 10-Q
period 2021-02-28
Leader Capital Holdings Corp.
filed 2021-04-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2021
Common Stock, $0.0001 par value	138,894,219

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

TABLE OF CONTENTS

		Page
Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and August 31, 2020	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six and Three Months Ended February 28, 2021 and February 29, 2020 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six and Three Months Ended February 28, 2021 and February 29, 2020 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2021 and February 29, 2020 (unaudited)	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	32
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	36
Item 4.	Controls And Procedures	37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	38
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	39
Signatures		40

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	February 28, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,012	$432,087
Prepayments, deposits and other receivables	3,031,401	596,166
Inventory	1,811	-
Tax recoverable	648	-
Due from a director	-	189,474
Due from a related company	-	36,666
Loan to a shareholder	35,881	34,048
Total current assets	3,233,753	1,288,441

Non-current assets
Plant and equipment, net	74,291	33,667
Intangible assets	768,034	818,200
Goodwill	2,974,364	2,974,364
Operating lease right-of-use assets, net	291,937	237,239
Total non-current assets	4,108,626	4,063,470

TOTAL ASSETS	$7,342,379	$5,351,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$373,905	$292,246
Contract liabilities	9,962	2,896
Operating lease liability, current	212,101	189,253
Loan from a shareholder	60,075	60,075
Tax payable	-	31,871
Due to shareholders	292,951	99,730
Due to a director	1,419,730	1,400,459
Total current liabilities	2,368,724	2,076,530

Non-current liabilities
Operating lease liability, non-current	82,586	54,095
Deferred tax liabilities	153,413	163,640
Bonds payable	600,000	600,000
Convertible notes payable to related parties	1,237,000	104,000
Total non-current liabilities	2,072,999	921,735

TOTAL LIABILITIES	$4,441,723	$2,998,265

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 138,894,219 and 135,474,219 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	13,890	13,548
Additional paid-in capital	20,386,164	13,647,673
Accumulated other comprehensive income	35,584	-
Accumulated deficits	(17,534,982)	(11,307,575)

TOTAL STOCKHOLDERS’ EQUITY	$2,900,656	$2,353,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,342,379	$5,351,911

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the six months ended		For the three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

REVENUE	$55,252	$3,333	$32,389	$1,666

OPERATING EXPENSES
Research and development expenses	(304,565)	-	(157,594)	-
Sales and marketing expenses	(170,730)	-	(61,028)	-
General and administrative expenses	(5,477,927)	(2,484,998)	(2,524,760)	(1,246,851)

LOSS FROM OPERATIONS	(5,897,970)	(2,481,665)	(2,710,993)	(1,245,185)

Interest expense	(32,403)	(30,107)	(16,957)	(15,148)

(Loss) gain on change in fair value of convertible notes	(330,288)	-	150,755	-

OTHER INCOME
Other income – from related parties	1,823	-	-	-
Other income – from non-related parties	21,202	50,282	1,733	28,473
	23,025	50,282	1,733	28,473

LOSS BEFORE INCOME TAX	(6,237,636)	(2,461,490)	(2,575,462)	(1,231,860)

Income tax benefit (expense)	10,229	(30,250)	5,115	(10,250)

NET LOSS	$(6,227,407)	$(2,491,740)	$(2,570,347)	$(1,242,110)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	35,584	-	35,791	-

TOTAL COMPREHENSIVE LOSS	$(6,191,823)	$(2,491,740)	$(2,534,556)	$(1,242,110)

Net loss per share - Basic and diluted	$(0.05)	$(0.02)	$(0.02)	$(0.01)

Weighted average number of shares of common stock outstanding - Basic and diluted	139,224,402	113,684,073	141,553,018	113,684,073

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

	FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2020	129,974,219	$12,998	$19,626,317	$(207)	$(14,964,635)	$4,674,473
Shares issued in private placement	1,420,000	142	219,858	-	-	220,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	177,007	-	-	177,907
Cancellation of restricted shares	(5,000,000)	(500)	500	-	-	-
Share based compensation	-	-	362,832	-	-	362,832
Foreign currency translation adjustment	-	-	-	35,791	-	35,791
Net loss	-	-	-	-	(2,570,347)	(2,570,347)
Balance as of February 28, 2021	138,894,219	$13,890	$20,386,164	$35,584	$(17,534,982)	$2,900,656

	FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2019	105,184,073	$10,519	$6,138,909	$-	$(2,714,376)	$3,435,052
Share based compensation	8,500,000	850	(850)	-	-	-
Net loss	-	-	-	-	(1,242,110)	(1,242,110)
Balance as of February 29, 2020	113,684,073	$11,369	$6,138,059	$-	$(3,956,486)	$2,192,942

	FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2020	135,474,219	$13,548	$13,647,673	$-	$(11,307,575)	$2,353,646
Shares issued in private placement	1,420,000	142	417,858	-	-	418,000
Shares issued to service providers	3,500,000	350	2,499,650	-	-	2,500,000
Shares issued to employees	9,000,000	900	177,007	-	-	177,907
Cancellation of restricted shares	(10,500,000)	(1,050)	1,050	-	-	-
Share based compensation	-	-	3,642,926	-	-	3,642,926
Foreign currency translation adjustment	-	-	-	35,584	-	35,584
Net loss	-	-	-	-	(6,227,407)	(6,227,407)
Balance as of February 28, 2021	138,894,219	$13,890	$20,386,164	$35,584	$(17,534,982)	$2,900,656

	FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Share based compensation	8,500,000	850	4,249,150	-	-	4,250,000
Net loss	-	-	-	-	(2,491,740)	(2,491,740)
Balance as of February 29, 2020	113,684,073	$11,369	$6,138,059	$-	$(3,956,486)	$2,192,942

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the six months ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,227,407)	$(2,491,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	330,288	-
Share based compensation	3,459,593	2,125,000
Amortization of operating lease right-of-use assets	152,989	-
Depreciation and amortization	70,713	4,658
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	426,005	(45,211)
Inventory	(1,774)	-
Amount due from a director	189,474	-
Deferred tax liabilities	(10,227)	-
Operating lease liabilities	(147,911)	-
Accrued expenses and other payables	47,070	29,029

Net cash used in operating activities	(1,711,187)	(378,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(58,609)	(371)
Issuance of notes receivable	-	(812,952)
Acquisition of intangible assets	(1,023)	-

Net cash used in investing activities	(59,632)	(813,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	418,000	-
Proceeds from convertible notes issuance	800,000	130,000
Advance from a shareholder	175,770	-
Advance from a director	55,937	845,818

Net cash provided by financing activities	1,449,707	975,818

Effects of exchange rate changes on cash and cash equivalents	53,037	-

Net decrease in cash and cash equivalents	(268,075)	(215,769)
Cash and cash equivalents, beginning of period	432,087	447,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,012	$231,793

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$30,000

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the six months ended February 28, 2021 and February 29, 2020

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

On August 17, 2020, LCHD, through JFB Internet Service Limited (“JFB”), acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc. (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, JFB, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. As a result of the Acquisition, the Company now owns indirectly 100% of NPI, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd.

The aggregate purchase price for the Acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates, resulting in a net purchase price of $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

After the completion of the acquisition, NPI became an indirect wholly owned subsidiary of the Company.

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

The Company has suffered recurring losses from operations, and records an accumulated deficit of $17,534,982 as of February 28, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

No development costs were expensed as general and administrative expenses for the six and three months ended February 28, 2021 and February 29, 2020.

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

Revenue by major product line

	For the six months ended		For the three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Provision of investment platform services	$10,408	$3,333	$6,788	$1,666
Provision of software development service and maintenance service	44,844	-	25,601	-
	$55,252	$3,333	$32,389	$1,666

Revenue by Recognition Over Time vs Point in Time

	For the six months ended		For the three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenue by recognition over time	$55,252	$3,333	$32,389	$1,666
Revenue by recognition at a point in time	-	-	-	-
	$55,252	$3,333	$32,389	$1,666

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of February 28, 2021, the Company’s remaining performance obligations were $9,962, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the six months ended February 28, 2021:

Receipt in advance

Balance as of September 1, 2020	$2,896
Advances received from customers related to unsatisfied performance obligations	9,760
Revenue recognized from beginning contract liability balance	(2,990)
Exchange difference	296
Balance as of February 28, 2021	$9,962

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

For the six months ended February 28, 2021 and February 29, 2020, the total R&D expenses were $304,565 and $nil, respectively.

For the three months ended February 28, 2021 and February 29, 2020, the total R&D expenses were $157,594 and $nil, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the six months ended February 28, 2021 and February 29, 2020, advertising costs totaled $143,828 and $nil, respectively. For the three months ended February 28, 2021 and February 29, 2020, advertising costs totaled $46,467 and $nil, respectively.

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

For the six months ended February 28, 2021 and February 29, 2020, redeemable point liability charged as sales and marketing expenses were $26,902 and $nil, respectively.

For the three months ended February 28, 2021 and February 29, 2020, redeemable point liability charged as sales and marketing expenses were $14,561 and $nil, respectively.

As of February 28, 2021 and August 31, 2020, liabilities recorded related to unredeemed points were $67,301 and $40,003, respectively, which were included in other payables (note 8).

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

Inventory as of February 28, 2021 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the six and three months ended February 28, 2021 and February 29, 2020.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of February 28, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the three months ended		For the three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Net loss	$(6,227,407)	$(2,491,740)	$(2,570,347)	$(1,242,110)
Weighted average number of shares of common stock outstanding - Basic and diluted*	139,224,402	113,684,073	141,553,018	113,684,073
Net loss per share - Basic and diluted	$(0.05)	$(0.02)	$(0.02)	$(0.01)

* Including 58,333 shares that were granted and vested but not yet issued for the period ended February 28, 2021 (note 13); and including nil shares that were granted and vested but not yet issued for the period ended February 29, 2020.

As of February 28, 2021 and August 31, 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of February 28, 2021	As of August 31, 2020

Period-end HK$ : US$ 1 exchange rate	7.80	7.80
Period-end NT$ : US$ 1 exchange rate	27.87	29.37
Period-end RMB : US$ 1 exchange rate	6.47	6.85

	For the six months ended,
	February 28, 2021	February 29, 2020

Period average HK$ : US$ 1 exchange rate	7.80	7.80
Period average NT$ : US$ 1 exchange rate	28.45	N/A
Period average RMB : US$ 1 exchange rate	6.61	N/A

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at	Fair Value Measurement at
	August 31, 2020	August 31, 2020
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$104,000	$-	$-	$104,000

	Carrying Value at	Fair Value Measurement at
	February 28, 2021	February 28, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$1,237,000	$-	$-	$1,237,000

A summary of changes in financial liabilities for the three months ended February 28, 2021 was as follows:

Balance at September 1, 2020	$104,000
Issuance of convertible notes	800,000
Fair value loss on issuance of convertible notes	526,838
Interest expenses on convertible notes	2,712
Change in fair value of convertible notes	(196,550)
Balance at February 28, 2021	$1,237,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Teh-Ling Chen	Li-Ching Yang	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang Chin-Chiang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	February 24, 2020	February 27, 2020	March 18, 2020	November 2, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	1.25%	1.06%	0.54%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.25	$1.25	$1.20	$0.12	$3.00	$2.00
Conversion Price	$1.00 (i)	$1.00 (i)	$1.00 (i)	$0.40	$0.40	$0.40
	$1.50 (ii)	$1.50 (ii)	$1.50 (ii)
Volatility	27.82%	27.94%	34.20%	41.51%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	2.71%	2.96%	6.88%	7.52%	6.93%	6.76%
Liquidity Risk Premium	42.09%	36.26%	51.08%	77.62%	78.14%	75.73%

Appraisal Date			August 31, 2020
Risk-free Rate	N/A	N/A	0.13%	N/A	N/A	N/A
Applicable Closing Stock Price	N/A	N/A	$1.00	N/A	N/A	N/A
Conversion Price	N/A	N/A	$0.40	N/A	N/A	N/A
Volatility	N/A	N/A	43.71%	N/A	N/A	N/A
Dividend Yield	N/A	N/A	0.00%	N/A	N/A	N/A
Credit Spread	N/A	N/A	3.80%	N/A	N/A	N/A
Liquidity Risk Premium	N/A	N/A	76.69%	N/A	N/A	N/A

Appraisal Date			February 28, 2021	February 28, 2021	February 28, 2021	February 28, 2021
Risk-free Rate	N/A	N/A	0.07%	0.11%	0.11%	0.12%
Applicable Closing Stock Price	N/A	N/A	$2.01	$2.01	$2.01	$2.01
Conversion Price	N/A	N/A	$0.40	$0.40	$0.40	$0.40
Volatility	N/A	N/A	47.51%	44.53%	44.13%	45.25%
Dividend Yield	N/A	N/A	0.00%	0.00%	0.00%	0.00%
Credit Spread	N/A	N/A	6.66%	6.70%	6.70%	6.71%
Liquidity Risk Premium	N/A	N/A	77.11%	70.65%	74.28%	70.11%

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

3. ACQUISITION OF SUBSIDIARIES

On August 17, 2020, the Company, through its wholly-owned subsidiary JFB Internet Service Limited (“JFB”), acquired all of the issued and outstanding capital stock (the “Acquisition”) of NPI, pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, JFB, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein.

The aggregate purchase price for the Acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates, resulting in a net purchase price of $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

After the completion of the Acquisition, NPI became an indirect wholly owned subsidiary of the Company.

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

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of February 28, 2021 and August 31, 2020 are summarized below:

	As of February 28, 2021	As of August 31, 2020
Furniture and fixtures	$29,313	$20,159
Office equipment	47,004	65,809
Leasehold improvement	91,378	18,832
Total	167,695	104,800
Less: Accumulated depreciation	(93,404)	(71,133)
Plant and Equipment, net	$74,291	$33,667

Depreciation expenses, classified as operating expenses, were $19,535 and $4,658 for the six months ended February 28, 2021 and February 29, 2020, respectively; and $9,308 and $2,344 for the three months ended February 28, 2021 and February 29, 2020, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of February 28, 2021 and August 31, 2020 are summarized below:

	As of February 28, 2021	As of August 31, 2020
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	1,023	-
Total	849,223	848,200
Less: Accumulated amortization	(57,689)	(6,500)
Impairment	(23,500)	(23,500)
Intangible assets, net	$768,034	$818,200

Amortization expense for intangible assets was $51,178 and $nil for the six months ended February 28, 2021 and February 29, 2020, respectively ; and $25,583 and $nil for the three months ended February 28, 2021 and February 29, 2020, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the six and three months ended February 28, 2021 and February 29, 2020.

As of February 28, 2021, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending February 28,
2021	$102,378
2022	102,378
2023	102,378
2024	102,378
2025 and thereafter	358,522
Total	$768,034

6. RELATED PARTY TRANSACTIONS

	For the six months ended		For the three months ended
	February 29, 2021	February 29, 2020	February 29, 2021	February 29, 2020

Professional fee - Greenpro Financial Consulting Limited (a)	$-	$15,253	$-	$1,753

Other Income:
Miscellaneous income from Greenpro LF Limited (b)	1,823	-	-	-

(a)	The Company incurred professional fees of $nil and $15,253 for services provided by Greenpro Financial Consulting Limited for the six months ended February 28, 2021 and February 29, 2020, respectively; and $nil and $1,753 for the three months ended February 28, 2021 and February 29, 2020, respectively. The fees are due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

The directors of Greenpro Financial Consulting Limited (Mr. Chong Kuang Lee and Mr. Che Chan Loke) are the directors of the investment managers of Greenpro Asia Strategic SPC. As of February 28, 2021, Greenpro Asia Strategic SPC is the holder of approximately 3.85% of the Company’s issued and outstanding common stock.

(b)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of February 28, 2021	As of August 31, 2020
Rental and management fee deposits	$143,564	137,088
Prepaid share based compensation to directors (Note 13)	800,000	-
Prepaid share based compensation to consultants (Note 13)	1,883,334	375,000
Prepaid share based compensation to employee (Note 13)	177,907	-
Other prepaid expenses	22,934	81,108
Staff advances	3,662	2,970
	$3,031,401	596,166

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of February 28, 2021	As of August 31, 2020
Accrued interests (Note 9, 10 and 11)	$5,882	6,191
Accrued expenses	296,296	240,172
Unearned income	-	2,222
Other payables	71,727	43,661
	$373,905	292,246

The Company signed an agreement with a third party whereby it authorized the third party to use its investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $nil and $2,222 as of February 28, 2021 and August 31, 2020, respectively.

9. DUE FROM (TO) SHAREHOLDERS, DIRECTORS AND A RELATED COMPANY

	As of February 28, 2021	As of August 31, 2020
Loan to Cheng Hung-Pin (a shareholder)	$35,881	$34,048

Due from a director:
Cheng Shui-Fung	$-	$189,474

Due from a related company:
Greenpro LF Limited	$-	$36,666

Due to a director:
Lin Yi-Hsiu	$1,419,730	$1,400,459

Loan from Hsu Kuo-Hsun (a shareholder)	$60,075	$60,075

Due to shareholders:
Tu Yu-Cheng	$110,347	$96,530
Cheng Hung-Pin	800	800
Huang Mei-Ying	180,204	800
Lo Shih-Chu	800	800
Chen Jun-Yuan	800	800
	$292,951	$99,730

On March 10, 2020, LOC entered into a loan agreement with Cheng Hung-Pin and loaned him NT$1,000,000. The loan is unsecured, bears interest at a rate of 3% per annum and repayable on demand.

On July 20, 2020, the Company obtained a loan of RMB420,000 from Hsu Kuo-Hsun which accrues interest at the rate of 8% per annum. The loan is due on July 17, 2021 and Mr. Lin Yi-Hsiu would be liable when the Company fails to repay. Interest of $2,947 and $544 was accrued as of February 28, 2021 and August 31, 2020, respectively.

Amounts due from (to) other shareholders, directors and a related company are unsecured, interest-free with no fixed payment term.

10. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $nil and $2,935 was accrued as of February 28, 2021 and August 31, 2020, respectively.

11. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company entered into a series of Convertible Promissory Note Purchase Agreements (the “Agreements”) with certain investors between February 2020 and January, 2021. Pursuant to the Agreements, the Company issued certain Convertible Promissory Notes (the “Notes”) to the investors in a total principal amount of $1,030,000. A summary of the major terms of the Agreements are presented as follows:

	Principal amount	Issue date	Maturity date	Interest rate
Teh-Ling Chen	$110,000	February 24, 2020	February 24, 2022	6%
Li-Ching Yang	20,000	February 27, 2020	February 27, 2022	6%
Jui-Chin Chen	100,000	March 18, 2020	March 18, 2022	6%
Teh-Ling Chen	100,000	November 2, 2020	November 2, 2022	6%
Chin-Ping Wang	200,000	November 25, 2020	November 25, 2022	6%
Chin-Nan Wang	200,000	November 25, 2020	November 25, 2022	6%
Chin-Chiang Wang	200,000	November 25, 2020	November 25, 2022	6%
Teh-Ling Chen	100,000	January 15, 2021	January 15, 2023	6%
	$1,030,000

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

On January 15, 2021, the Company issued a convertible promissory note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on January 15, 2023 and unsecured.

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

Fair value of the convertible promissory notes of $900,000 as of February 28, 2021 is determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Company uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

12. INCOME TAXES

For the period ended February 28, 2021 and February 29, 2020, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Six months ended		Three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Tax jurisdictions from:	$	$	$	$
- Local	(2,904,736)	(2,270,224)	(1,385,216)	(1,110,746)
- Foreign, representing
Seychelles	(1,610)	(1,603)	(1,610)	(1,603)
British Virgin Islands	(84,978)	-	(1,836)	-
Taiwan	(950,060)	-	(456,170)	-
PRC	(311,398)	-	(168,436)	-
Hong Kong	(1,984,854)	(189,663)	(562,194)	(119,511)
Loss before income tax	$(6,237,636)	$(2,461,490)	$(2,575,462)	$(1,231,860)

The components of the provision (benefit) for income taxes expenses are:

	Six months ended		Three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Current	$-	$30,250	$-	$10,250
Deferred	(10,229)	-	(5,115)	-
Total income tax (benefit) expense	$(10,229)	$30,250	$(5,115)	$10,250

The provision for income taxes consisted of the following:

	Six months ended		Three months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Loss before income taxes	$(6,237,636)	$(2,461,490)	$(2,575,462)	$(1,231,860)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	(1,309,904)	(516,913)	(540,847)	(258,691)
Reconciling items:
Non-deductible expenses	113,046	978	90,021	978
Share-based payments	805,264	446,250	351,819	223,125
Tax effect of tax exempt entity	18,184	337	724	337
Rate differential in different tax jurisdictions	86,363	8,535	23,123	5,378
Valuation allowance on deferred tax assets	276,818	91,063	70,045	39,123
Income tax (benefit) expense	$(10,229)	$30,250	$(5,115)	$10,250

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of February 28, 2021, the operations in the United States of America incurred $1,871,274 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of February 28, 2021 and August 31, 2020, the Company has provided for a full valuation allowance of $392,968 and $323,322, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $17,577) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% in 2020 if taxable income exceeds NT$120,000 (approximately $4,218). As of February 28, 2021, LOC had net operating loss carry-forwards in Taiwan of $2,385,603, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $477,120 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of February 28, 2021, BJDC had net operating loss carry-forwards in the PRC of $1,548,453, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $387,113 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of February 28, 2021 and August 31, 2020, the operations in Hong Kong incurred $1,692,170 and $1,810,691 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of February 28, 2021 and August 31, 2020, the Company has provided for a full valuation allowance of approximately $279,208 and $298,764, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	February 28, 2021	August 31, 2020
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(392,968)	$(323,322)
– Taiwan	(477,120)	(328,752)
– PRC	(387,113)	(309,264)
– Hong Kong	(279,208)	(298,764)
Less: valuation allowance	1,536,409	1,260,102
	$-	$-

13. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $2,500,000 and $1,250,000, respectively, which was calculated based on a price per share of $0.40 and $0.50, respectively and amortized over the service term. During the six months ended February 28, 2021 and February 29, 2020, the Company amortized $500,000 and $625,000, respectively and amortized $250,000 and $312,500 for the three months ended February 28, 2021 and February 29, 2020, respectively, as remuneration. Prepaid expenses were $500,000 as of February 28, 2021 (Note 7).

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. During the six months February 28, 2021 and February 29, 2020, the Company amortized $300,000 and $375,000, respectively and amortized $150,000 and $187,500 for the three months ended February 28, 2021 and February 29, 2020, respectively, as remuneration. Prepaid expenses were $300,000 as of February 28, 2021 (Note 7).

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six months ended February 28, 2021 and February 29, 2020, the Company amortized $nil and $500,000, respectively and amortized $nil and $250,000 for the three months ended February 28, 2021 and February 29, 2020, respectively, as consulting expenses under this agreement.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six months ended February 28, 2021 and February 29, 2020, the Company amortized $nil and $625,000, respectively and amortized $nil and $312,500 for the three months ended February 28, 2021 and February 29, 2020, respectively, as consulting expenses under this agreement.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the six and three months ended February 28, 2021, the Company amortized $375,000 and $187,500 respectively as consulting expenses under this agreement. The shares were granted on July 7, 2020.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of Restricted Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Restricted Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, the Company’s board of directors approved an aggregate of 3,000,000 shares to a service provider in exchange for services rendered. As of August 31, 2020, 5,000,000 and 3,000,000 common shares of the Company have been issued to the employee and service provider respectively. The fair value of the shares of restricted common stock to them was $3,200,000, which was calculated based on a price per share of $0.40. As of February 28, 2021, 4,555,232 shares were granted to the employee upon achievement of the milestones set forth in the employee’ offer letters. During the six and three months ended February 28, 2021, the Company amortized $1,584,593 and $337,832, respectively, as salaries and professional fees. 5,000,000 shares were issued on January 8 2021. Prepaid expenses were $177,907 as of February 28, 2021 (Note 7).

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to Chieh Chen, pursuant to which Ms. Chen agreed to serve as an executive assistant of the Company. For her service as an executive assistant, Ms. Chen will receive a monthly compensation in the form of NT$77,000 ($2,671) for the first three months (probationary period) and thereafter NT$92,500 ($3,209) in cash. In addition, Ms. Chen will be granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she meets the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the six and three months ended February 28, 2021, the Company recognized $29,167 and $12,500 respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into an agreement with a company for provision of consulting services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services of its employees on a one-year term, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the six and three months ended February 28, 2021, the Company recognized $183,333 and $100,000 respectively as compensation under these arrangements. Prepaid expenses were $216,667 as of February 28, 2021 (Note 7). The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to Annie Chung, pursuant to which Ms. Chung agreed to serve as an executive assistant of the Company. For her service as an executive assistant, Ms. Chung will receive a monthly compensation in the form of NT$77,000 ($2,671) in cash. In addition, Ms. Chung will be granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she meets the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the six and three months ended February 28, 2021, the Company recognized $29,167 and $12,500 respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultants in the form of 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the six and three months ended February 28, 2021, the Company amortized $833,333 and $625,000 respectively as consulting expenses under these agreements. Prepaid expenses were $1,666,667 as of February 28, 2021 (Note 7).

From August to January 2021, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 1,420,000 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $568,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were issued in January 2021.

On February 8, 2021, the Company and First Leader Capital Ltd. mutually agreed to forfeit and surrender further 5,000,000 shares (the “Surrendered Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and the Surrendered Shares were automatically cancelled and retired. First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for the benefit from reducing the Company’s outstanding Common Stock to be more in line with what management deems to be market expectations based on the Company’s current valuation.

As of February 28, 2021, unrecognized share-based compensation expense was $4,902,907.

As of February 28, 2021, 58,333 shares were granted to employees and vested but not yet issued.

14. COMMITMENTS AND CONTINGENCIES

During the period ended February 28, 2021, the Company entered into agreements with independent third parties to lease office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong on a monthly basis for the operations of the Company. The rental expense for the six months ended February 28, 2021 and February 29, 2020 were $163,404 and $63,565 respectively and $80,392 and $28,913 for the three months ended February 28, 2021 and February 29, 2020, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of February 28, 2021:

Year ending February 28,
2022	$1,615
2023	-
2024	-
2025	-

As of February 28, 2021, the Company had future minimum lease payments for non-cancelable short-term operating leases of $1,615 payable to a shareholder.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the six months ended
	February 28, 2021	February 29, 2020

Operating lease cost – classified as general and administrative expenses	$150,916	$-
Weighted Average Remaining Lease Term – Operating leases	1.32 years	N/A
Weighted Average Discounting Rate – Operating leases	5.75%	N/A

The following is a schedule, by years, of maturities of lease liabilities as of February 28, 2021:

Operating leases
2022	$219,033
2023	83,467
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	302,500
Less: imputed interest	(7,813)
Present value of lease liabilities	$294,687

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $92,000 and $86,000 as of February 28, 2021 and August 31, 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $56,000 and $28,000 as of February 28, 2021 and August 31, 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

15. SUBSEQUENT EVENTS

On March 1, 2021, the Company renewed the consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year.

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

The Company has been developing a new, more comprehensive FinMaster mobile application (“FinMaster App”), to offer to our clients for a fee, which has been made available for download as of December 2020. This FinMaster App offers one-stop shopping for multi financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. On August 17, 2020, the Company, through its wholly-owned subsidiary JFB, acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc., a company organized under the laws of the British Virgin Islands and the Company’s software ODM developer of the FinMaster APP (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, JFB, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. The aggregate purchase price for the acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates. The net purchase price for the acquisition was $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

As a result of the acquisition, the Company now owns, indirectly through JFB, 100% of NPI. NPI, through its wholly-owned subsidiaries, LOC Weibo Co., Ltd. and Beijing DataComm Cloud Media Technology Co., Ltd., companies organized under the laws of the Republic of China and the laws of the People’s Republic of China, respectively, engages primarily in the development of ecological-system applications, integration of big data and promotion of OTT applications.

We have incurred significant operating losses. As of February 28, 2021 and August 31, 2020, our accumulated deficits were $17,534,982 and $11,307,575, respectively. We generated revenue of $55,252 and $3,333 for the six months ended February 28, 2021 and February 29, 2020, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit of $17,534,982 as of February 28, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our business, and adversely impact our results of operations. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	February 28, 2021	February 29, 2020
Net cash used in operating activities	$(1,711,187)	$(378,264)
Net cash used in investing activities	(59,632)	(813,323)
Net cash provided by financing activities	1,449,707	975,818
Cash and cash equivalents, beginning of period	432,087	447,562
Effects of exchange rate changes on cash and cash equivalents	53,037	-
Cash and cash equivalents, end of period	$164,012	$231,793

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended February 28, 2021 and February 29, 2020 was $1,711,187 and $378,264, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended February 28, 2021 and February 29, 2020 was $59,632 and $813,323, respectively. The net cash used in investing activities for the six months ended February 28, 2021 was related to the acquisition of plant and equipment and intangible assets. The net cash used in investing activities for the six months ended February 29, 2020 was related to the issuance of notes receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended February 28, 2021 and February 29, 2020 was $1,449,707 and $975,818, respectively. The cash provided by financing activities were related to the issuance of shares and convertible notes, and advances from a shareholder and a director.

Results of Operations

Comparison for the six months ended February 28, 2021 and February 29, 2020

	For the six months ended
	February 28, 2021	February 29, 2020
Revenue	$55,252	$3,333
Research and development expenses	(304,565)	-
Sales and marketing expenses	(170,730)	-
General and administrative expenses	(5,477,927)	(2,484,998)
Loss from operations	(5,897,970)	(2,481,665)
Interest expenses	(32,403)	(30,107)
Loss on change in fair value of convertible notes	(330,288)	-
Other income	23,025	50,282
Loss before income tax	(6,237,636)	(2,461,490)
Income tax benefit (expense)	10,229	(30,250)

Net loss	$(6,227,407)	$(2,491,740)

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

We generated revenue of $55,252 and $3,333 for the six months ended February 28, 2021 and February 29, 2020, respectively.

Research and Development Expenses

Research and development expenses for the six months ended February 28, 2021 amounted to $304,565 which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. We did not incur any R&D expenses for six months ended February 29, 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $170,730 and $nil for the six months ended February 28, 2021 and February 29, 2020, respectively. It consists of the advertising costs amounted to $143,828 and the redeemable point liability charges of $26,902 after our acquisition of NPI in August 2020.

General and Administrative Expenses

General and administrative expenses were $5,477,927 and $2,484,998 for the six months ended February 28, 2021 and February 29, 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $3,459,593 and $2,125,000 for the six months ended February 28, 2021 and February 29, 2020, respectively. Besides, we incurred more payroll costs and other administrative expenses after our acquisition of NPI in August 2020. We also incurred a fair value loss of $330,288 and $nil on our convertible promissory notes. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Income

Other income for the six months ended February 28, 2021 amounted to $23,025 as compared to $50,282 in the same period of prior year.

Net Loss

Our net loss was $6,227,407 and $2,491,740 for the six months ended February 28, 2021 and February 29, 2020, respectively. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended February 28, 2021 and February 29, 2020

	For the three months ended
	February 28, 2021	February 29, 2020
Revenue	$32,389	$1,666
Research and development expenses	(157,594)	-
Sales and marketing expenses	(61,028)	-
General and administrative expenses	(2,524,760)	(1,246,851)
Loss from operations	(2,710,993)	(1,245,185)
Interest expenses	(16,957)	(15,148)
Gain on change in fair value of convertible notes	150,755	-
Other income	1,733	28,473
Loss before income tax	(2,575,462)	(1,231,860)
Income tax benefit (expense)	5,115	(10,250)

Net loss	$(2,570,347)	$(1,242,110)

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

We generated revenue of $32,389 and $1,666 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended February 28, 2021 amounted to $157,594 which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. We did not incur any R&D expenses for three months ended February 29, 2020

Sales and Marketing Expenses

Sales and marketing expenses were $61,028 and $nil for the three months ended February 28, 2021 and February 29, 2020, respectively. It consists of the advertising costs amounted to $46,467 and the redeemable point liability charges of $14,561 after our acquisition of NPI in August 2020.

General and Administrative Expenses

General and administrative expenses were $2,524,760 and $1,246,851 for the three months ended February 28, 2021 and February 29, 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $1,300,332 and $1,062,500 for the three months ended February 28, 2021 and February 29, 2020, respectively. Besides, we incurred more payroll costs and other administrative expenses in 2020 after our acquisition of NPI in August 2020. We also incurred a fair value gain of $150,755 and $nil on our convertible promissory notes. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Income

Other income for the three months ended February 28, 2021 amounted to $1,733 as compared to $28,473 in the same quarter of prior year.

Net Loss

Our net loss was $2,570,347 and $1,242,110 for the three months ended February 28, 2021 and February 29, 2020, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of February 28, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2021 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our condensed consolidated financial statements as of and for the period ended February 28, 2021 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended February 28, 2021 that were not previously reported on a Current Report on Form 8-K.

From September 2020 to January 2021, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 1,420,000 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $568,000 Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were issued in January 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by Reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

10.1*	Consulting Agreement, dated March 1, 2021, by and between the Company and Raymond Kwan.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: April 19, 2021

	By:	/s/ Yi-Hsiu Lin
	Title:	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

