Form 10-Q/A
period 2019-11-30
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on January 14, 2020 with the Securities and Exchange Commission. We are (i) amending and restating our financial statements to correct errors in the accounting treatment of unvested shares issued to our directors, employees and consultants in fiscal 2020: (ii) correcting the front cover page to mark the YES box that we have filed all required reports and submitted electronically all Interactive Data File as required in the preceding 12 months; and (iii) have provided additional disclosures to Item 2 Part II with respect to the exemption relied upon for the issuance of unregistered securities

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to January 14, 2020, the filing date of the original report.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	November 30, 2019	August 31, 2019
	(Unaudited and as restated)
ASSETS
Current assets:
Cash and cash equivalents	$67,545	$447,562
Prepayments, deposits and other receivables	70,615	55,792
Notes receivable	1,226,143	724,858
Total current assets	1,364,303	1,228,212

Non-current assets
Plant and equipment, net	9,965	12,279
Notes receivable, non-current	-	100,000
Total non-current assets	9,965	112,279

TOTAL ASSETS	$1,374,268	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$89,055	$43,650
Due to a director	437,661	262,159
Total current liabilities	526,716	305,809

Non-current liabilities
Bonds payable	600,000	600,000
Total non-current liabilities	600,000	600,000

TOTAL LIABILITIES	$1,126,716	$905,809

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 105,184,073 shares issued and outstanding as of November 30, 2019 and August 31, 2019	10,519	10,519
Additional paid-in capital	2,951,409	1,888,909
Accumulated other comprehensive income	-	-
Accumulated deficits	(2,714,376)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$247,552	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,268	$1,340,491

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

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)		(As restated)
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$(1,464,746)	$434,682
Share based compensation	-	-	1,062,500	-	1,062,500
Net loss	-	-	-	(1,249,630)	(1,249,630)
Balance as of November 30, 2019	105,184,073	$10,519	$2,951,409	$(2,714,376)	$247,552

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	$(562,652)	$882,437
Shares issued for development costs	390,375	39	195,148	-	195,187
Net loss	-	-	-	(399,313)	(399,313)
Balance as of November 30, 2018	104,665,770	$10,467	$1,629,809	$(961,965)	$678,311

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

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of November 30, 2019	As of August 31, 2019
Rental and management fee deposits	$32,154	44,076
Other prepaid expenses	5,135	135
Interest receivables (Note 6)	33,326	11,581
	$70,615	55,792

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

12. RESTATEMENTS

During the preparation of the Quarterly Report on Form 10-Q for the period ended May 31, 2021, the Company has discovered errors in the accounting treatment of unvested shares issued to the Company’s directors, employees and consultants in fiscal 2020 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued condensed consolidated financial statements for the period ended November 30, 2019. The Company is amending and restating its 2020 financial statements to decrease prepayments, deposits and other receivables and additional paid-in-capital by $3,187,500 as of November 30, 2019.

The condensed consolidated financial statements for the period ended November 30, 2019 have been restated to reflect the correction of the misstatements. As a result, the Company has restated its condensed consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of these restatements on the condensed consolidated financial statements as previously reported is summarized below:

	November 30, 2019 (as previously reported)	November 30, 2019 (as restated)
CONDENSED CONSOLIDATED BALANCE SHEETS
Prepayments, deposits and other receivables	$3,258,115	$70,615
Total current assets	4,551,803	1,364,303
Total assets	4,561,768	1,374,268
Additional paid-up capital	6,138,909	2,951,409
Total stockholders’ equity	3,435,052	247,552
Total liabilities and stockholders’ equity	4,561,768	1,374,268

	For the three months ended November 30, 2019 (as previously reported)	For the three months ended November 30, 2019 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid-in capital
Share-based compensation	4,250,000	1,062,500
Additional paid-in capital, balance as of November 30, 2019	6,138,909	2,951,409

13. SUBSEQUENT EVENTS

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

Date: July 19, 2021

	By:	/s/ Yi-Hsiu Lin
	Title:	Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

