Form 10-Q/A
period 2020-02-29
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on April 14, 2020 with the Securities and Exchange Commission. We are (i) amending and restating our financial statements to correct errors in the accounting treatment of unvested shares issued to our directors, employees and consultants in fiscal 2020; and (ii) correcting the front cover page to mark the YES box that we have filed all required reports in the preceding 12 months

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to April 14, 2020, the filing date of the original report.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 29, 2020	August 31, 2019
	(Unaudited and as restated)
ASSETS
Current assets:
Cash and cash equivalents	$231,793	$447,562
Prepayments, deposits and other receivables	101,003	55,792
Notes receivable	1,637,810	724,858
Total current assets	1,970,606	1,228,212

Non-current assets
Plant and equipment, net	7,992	12,279
Notes receivable, non-current	-	100,000
Total non-current assets	7,992	112,279

TOTAL ASSETS	$1,978,598	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$72,679	$43,650
Due to a director	1,107,977	262,159
Total current liabilities	1,180,656	305,809

Non-current liabilities
Bonds payable	600,000	600,000
Convertible notes payable to related parties	130,000	-
Total non-current liabilities	730,000	600,000

TOTAL LIABILITIES	$1,910,656	$905,809

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 113,684,073 and 105,184,073 shares issued and outstanding as of February 29, 2020 and August 31, 2019	11,369	10,519
Additional paid-in capital	4,013,059	1,888,909
Accumulated other comprehensive income	-	-
Accumulated deficits	(3,956,486)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$67,942	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,978,598	$1,340,491

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

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of December 1, 2019	105,184,073	$10,519	$2,951,409	-	$(2,714,376)	$247,552
Issuance of shares	8,500,000	850	(850)	-	-	-
Share based compensation	-	-	1,062,500	-	-	1,062,500
Net loss	-	-	-	-	(1,242,110)	(1,242,110)
Balance as of February 29, 2020	113,684,073	$11,369	$4,013,059	$-	$(3,956,486)	$67,942

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2018	104,665,770	$10,467	$1,629,809	-	$(961,965)	$678,311
Foreign currency translation loss	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(145,779)	(145,779)
Balance as of February 28, 2019	104,665,770	$10,467	$1,629,809	$(1)	$(1,107,744)	$532,531

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	-	$(1,464,746)	$434,682
Issuance of shares	8,500,000	850	(850)	-	-	-
Share based compensation	-	-	2,125,000	-	-	2,125,000
Net loss	-	-	-	-	(2,491,740)	(2,491,740)
Balance as of February 29, 2020	113,684,073	$11,369	$4,013,059	-	$(3,956,486)	$67,942

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	-	$(562,652)	$882,437
Shares issued for development costs	390,375	39	195,148	-	-	195,187
Foreign currency translation loss	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(545,092)	(545,092)
Balance as of February 28, 2019	104,665,770	$10,467	$1,629,809	(1)	$(1,107,744)	$532,531

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

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of February 29, 2020	As of August 31, 2019
Rental and management fee deposits	$34,272	$44,076
Other prepaid expenses	5,135	135
Interest receivables (Note 6)	61,596	11,581
	$101,003	$55,792

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

13. RESTATEMENTS

During the preparation of the Quarterly Report on Form 10-Q for the period ended May 31, 2021, the Company has discovered errors in the accounting treatment of unvested shares issued to the Company’s directors, employees and consultants in fiscal 2020 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued condensed consolidated financial statements for the period ended February 29, 2020. The Company is amending and restating its 2020 financial statements to decrease prepayments, deposits and other receivables and additional paid-in-capital by $2,125,000 as of February 29, 2020.

The condensed consolidated financial statements for the period ended February 29, 2020 have been restated to reflect the correction of the misstatements. As a result, the Company has restated its condensed consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of these restatements on the condensed consolidated financial statements as previously reported is summarized below:

	February 29, 2020 (as previously reported)	February 29, 2020 (as restated)
CONDENSED CONSOLIDATED BALANCE SHEETS
Prepayments, deposits and other receivables	$2,226,003	$101,003
Total current assets	4,095,606	1,970,606
Total assets	4,103,598	1,978,598
Additional paid-up capital	6,138,059	4,013,059
Total stockholders’ equity	2,192,942	67,942
Total liabilities and stockholders’ equity	4,103,598	1,978,598

	For the three months ended February 29, 2020 (as previously reported)	For the three months ended February 29, 2020 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid-in capital
Share based compensation	-	1,062,500
Additional paid-in capital, balance as of February 29, 2020	6,138,059	4,013,059

	For the six months ended February 29, 2020 (as previously reported)	For the six months ended February 29, 2020 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid-in capital
Share based compensation and issuance of shares for compensation plan	4,249,150	2,124,150
Additional paid-in capital, balance as of February 29, 2020	6,138,059	4,013,059

14. SUBSEQUENT EVENTS

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

