Form 10-Q/A
period 2020-05-31
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on July 15, 2020 with the Securities and Exchange Commission. We are (i) amending and restating our financial statements to correct errors in the accounting treatment of unvested shares issued to our directors, employees and consultants in fiscal 2020; (ii) correcting the front cover page to mark the YES box that we have filed all required reports in the preceding 12 months; and (iii) have provided additional disclosures to Item 2 Part II with respect to the exemption relied upon for the issuance of unregistered securities

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to July 15, 2020, the filing date of the original report.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2020	August 31, 2019
	(Unaudited and as restated)
ASSETS
Current assets
Cash and cash equivalents	$163,558	$447,562
Prepayments, deposits and other receivables	136,917	55,792
Notes receivable	2,162,895	724,858
Total current assets	2,463,370	1,228,212

Non-current assets
Plant and equipment, net	5,647	12,279
Notes receivable, non-current	-	100,000
Total non-current assets	5,647	112,279

TOTAL ASSETS	$2,469,017	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$99,551	$43,650
Due to a director	1,320,414	262,159
Total current liabilities	1,419,965	305,809

Non-current liabilities
Bonds payable	600,000	600,000
Convertible notes payable to related parties	230,000	-
Total non-current liabilities	830,000	600,000

TOTAL LIABILITIES	$2,249,965	$905,809

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 113,684,073 and 105,184,073 shares issued and outstanding as of May 31, 2020 and August 31, 2019	11,369	10,519
Additional paid-in capital	5,355,573	1,888,909
Accumulated other comprehensive income	-	-
Accumulated deficits	(5,147,890)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$219,052	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,469,017	$1,340,491

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

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED MAY 31, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of March 1, 2020	113,684,073	$11,369	$4,013,059	$-	$(3,956,486)	$67,942
Shares to be issued in private placement	-	-	280,014	-	-	280,014
Share based compensation	-	-	1,062,500	-	-	1,062,500
Net loss	-	-	-	-	(1,191,404)	(1,191,404)
Balance as of May 31, 2020	113,684,073	$11,369	$5,355,573	$-	$(5,147,890)	$219,052

FOR THE THREE MONTHS ENDED MAY 31, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of March 1, 2019	104,665,770	$10,467	$1,629,809	$(1)	$(1,107,744)	$532,531
Shares issued for development costs	908,678	91	454,248	-	-	454,339
Shares cancelled	(390,375)	(39)	(195,148)	-	-	(195,187)
Foreign currency translation gain	-	-	-	1	-	1
Net loss	-	-	-	-	(330,950)	(330,950)
Balance as of May 31, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,438,694)	$460,734

FOR THE NINE MONTHS ENDED MAY 31, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Issuance of shares	8,500,000	850	(850)	-	-	-
Shares to be issued in~private placement	-	-	280,014	-	-	280,014
Share based compensation	-	-	3,187,500	-	-	3,187,500
Net loss	-	-	-	-	(3,683,144)	(3,683,144)
Balance as of May 31, 2020	113,684,073	$11,369	$5,355,573	$-	$(5,147,890)	$219,052

FOR THE NINE MONTHS ENDED MAY 31, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	$-	$(562,652)	$882,437
Shares issued for development costs	908,678	91	454,248	-	-	454,339
Net loss	-	-	-	-	(876,042)	(876,042)
Balance as of May 31, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,438,694)	$460,734

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

5. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2020	As of August 31, 2019
Rental and management fee deposits	$34,272	$44,076
Other prepaid expenses	5,728	135
Interest receivables (Note 6)	96,917	11,581
	$136,917	$55,792

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

13. RESTATEMENTS

During the preparation of the Quarterly Report on Form 10-Q for the period ended May 31, 2021, the Company has discovered errors in the accounting treatment of unvested shares issued to the Company’s directors, employees and consultants in fiscal 2020 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued condensed consolidated financial statements for the periods ended May 31, 2020. The Company is amending and restating its 2020 financial statements to decrease prepayments, deposits and other receivables and additional paid-in-capital by $1,062,500 as of May 31, 2020.

The condensed consolidated financial statements for the period ended May 31, 2020 have been restated to reflect the correction of the misstatements. As a result, the Company has restated its condensed consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of these restatements on the condensed consolidated financial statements as previously reported is summarized below:

	May 31, 2020 (as previously reported)	May 31, 2020 (as restated)
CONDENSED CONSOLIDATED BALANCE SHEETS
Prepayments, deposits and other receivables	$1,199,417	$136,917
Total current assets	3,525,870	2,463,370
Total assets	3,531,517	2,469,017
Additional paid-up capital	6,418,073	5,355,573
Total stockholders’ equity	1,281,552	219,052
Total liabilities and stockholders’ equity	3,531,517	2,469,017

	For the three months ended May 31, 2020 (as previously reported)	For the three months ended May 31, 2020 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid-in capital
Share based compensation	$-	$1,062,500
Additional paid-in capital, balance as of May 31, 2020	6,418,073	5,355,573

	For the nine months ended May 31, 2020 (as previously reported)	For the nine months ended May 31, 2020 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid-in capital
Share based compensation and issuance of shares for compensation plan	$4,249,150	$3,186,650
Additional paid-in capital, balance as of May 31, 2020	6,418,073	5,355,573

14. SUBSEQUENT EVENTS

(a)	Since the beginning of January 2020 and through the date of this report, the entire global economy has been substantially impacted by the coronavirus pandemic which began in China and has spread to most other parts of the world. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but would not necessarily be limited to, one or more of the following factors:

-	A negative impact due to a contraction in the demand for the Company’s services
-	A negative impact due to a contraction in the capital markets required to support the Company’s new business strategy
-	A negative impact on the availability of key personnel necessary to conduct the Company’s business activities
-	A negative impact on the business and operations of third-party service providers who perform critical services for the Company

(b)	In June 2020, the Company entered into short-term loan agreements with LOC and a company in Beijing, whereby the Company provided additional loans of $226,000 and $43,000 respectively. The loans are secured by the personal guarantees of some of the stockholders, bear interest at a rate of 8% per annum, and are due in June 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From May to July 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,550,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,420,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company intends to issue the shares by the end of July 2020. The offer and sale of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

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

