Form 10-K/A
period 2020-08-31
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This annual report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K which was originally filed on December 15, 2020 with the Securities and Exchange Commission. We are amending and restating our financial statements to correct errors in the accounting treatment of unvested shares issued to our directors, employees and consultants in fiscal 2020.

Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any event occurring subsequent to December 15, 2020, the filing date of the original report.

LEADER CAPITAL HOLDINGS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This annual report on Form 10-K/A (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

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

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this report, we had suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $11,307,575 and $1,163,089, respectively as of August 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $11,307,575 and $1,163,089, respectively as of August 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

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

LEADER CAPITAL HOLDINGS CORP.

Date: July 19, 2021	By:	/s/ Yi-Hsiu Lin
	Title:	Yi-Hsiu Lin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Yi-Hsiu Lin	Chief Executive Officer, President, Secretary, Treasurer, and Director	July 19, 2021
	Yi-Hsiu Lin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Shui Fung Cheng	Director	July 19, 2021
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

As described in Note 16 to the consolidated financial statements, the Company has restated its financial statements as of, and for the year ended, August 31, 2020.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2019.

Hong Kong, China
December 15, 2020
(except for Note 16 as to which the date is July 20, 2021)

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2020 AND 2019

(In U.S. dollars except share and per share data)

	As of August 31,
	2020	2019
	(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$432,087	$447,562
Prepayments, deposits and other receivables	221,166	55,792
Due from a director	189,474	-
Due from a related company	36,666	-
Loan to a shareholder	34,048	-
Notes receivable	-	724,858
Total current assets	913,441	1,228,212

Non-current assets
Plant and equipment, net	33,667	12,279
Intangible assets	818,200	-
Goodwill	2,974,364	-
Operating lease right-of-use assets, net	237,239	-
Notes receivable, non-current	-	100,000
Total non-current assets	4,063,470	112,279

TOTAL ASSETS	$4,976,911	$1,340,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$292,246	$43,650
Contract liabilities	2,896	-
Operating lease liability, current	189,253	-
Loan from a shareholder	60,075	-
Tax payable	31,871	-
Due to shareholders	99,730	-
Due to a director	1,400,459	262,159
Total current liabilities	2,076,530	305,809

Non-current liabilities
Operating lease liability, non-current	54,095	-
Deferred tax liabilities	163,640	-
Bonds payable	600,000	600,000
Convertible notes payable to related parties	104,000	-
Total non-current liabilities	921,735	600,000

TOTAL LIABILITIES	$2,998,265	$905,809

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding		-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 135,474,219 and 105,184,073 shares issued and outstanding as of August 31, 2020 and 2019, respectively	13,548	10,519
Additional paid-in capital	13,272,673	1,888,909
Accumulated deficits	(11,307,575)	(1,464,746)

TOTAL STOCKHOLDERS’ EQUITY	$1,978,646	$434,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,976,911	$1,340,491

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

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

(In U.S. dollars except for share data)

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)		(As restated)
Balance as of September 1, 2018	104,275,395	$10,428	$1,434,661	$(562,652)	$882,437

Shares issued for development costs	908,678	91	454,248	-	454,339
Net loss	-	-	-	(902,094)	(902,094)
Balance as of August 31, 2019	105,184,073	$10,519	$1,888,909	$(1,464,746)	$434,682

Shares issued to service providers	9,000,000	900	(900)	-	-
Shares issued to board of directors	4,000,000	400	(400)	-	-
Shares issued to employees	5,000,000	500	(500)	-	-
Shares issued for the acquisition of NPI	8,415,111	841	1,428,438	-	1,429,279
Shares issued to note holders	325,000	33	324,967	-	325,000
Shares issued in private placement	3,550,035	355	1,569,659	-	1,570,014
Share based compensation	-	-	8,062,500	-	8,062,500
Net loss	-	-	-	(9,842,829)	(9,842,829)
Balance as of August 31, 2020	135,474,219	$13,548	$13,272,673	$(11,307,575)	$1,978,646

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

The Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $11,307,575 and $1,163,089, respectively as of August 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

(c)	During the year ended August 31, 2019, the Company intended to invest $102,564 (HK$800,000) in the equity interest of Leader Financial Asset Management Limited. Leader Financial Asset Management Limited is a company incorporated in Hong Kong and was owned by the Company’s directors Lin Yi-Hsiu and Cheng Shui Fung, respectively. The Company did not proceed with the investment and $102,564 (HK$800,000) was refunded to the Company during the year ended August 31, 2019.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of August 31,
	2020	2019
Rental and management fee deposits	$137,088	$44,076
Prepaid expenses	81,108	135
Staff advances	2,970	-
Interest receivables (Note 8)	-	11,581
	$221,166	$55,792

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

16. RESTATEMENTS

During the preparation of the Quarterly Report on Form 10-Q for the period ended May 31, 2021, the Company has discovered errors in the accounting treatment of unvested shares issued to the Company’s directors, employees and consultants in fiscal 2020 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued consolidated financial statements for the year ended August 31, 2020. The Company is amending and restating its 2020 financial statements to decrease prepayments, deposits and other receivables and additional paid-in-capital by $375,000 as of August 31, 2020.

The consolidated financial statements for the year ended August 31, 2020 have been restated to reflect the correction of the misstatements. As a result, the Company has restated its consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of the restatement on the consolidated financial statements as previously reported is summarized below:

	August 31, 2020 (as previously reported)	August 31, 2020 (as restated)
CONSOLIDATED BALANCE SHEETS
Prepayments, deposits and other receivables	$596,166	$221,166
Total current assets	1,288,441	913,441
Total assets	5,351,911	4,976,911
Additional paid-up capital	13,647,673	13,272,673
Total stockholders’ equity	2,353,646	1,978,646
Total liabilities and stockholders’ equity	5,351,911	4,976,911

	For the year ended August 31, 2020 (as previously reported)	For the year ended August 31, 2020 (as restated)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid- in capital
Share based compensation and shares issued to service providers, board of directors and employees for compensation plan	$8,435,700	$8,060,700
Additional paid-in capital, balance as of August 31, 2020	13,647,673	13,272,673

17. SUBSEQUENT EVENTS

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

