Form 10-Q/A
period 2020-11-30
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on January 19, 2021 with the Securities and Exchange Commission. We are (i) amending and restating our financial statements to correct errors in the accounting treatment of unvested shares issued to our directors, employees and consultants in fiscal 2020 and 2021: (ii) correcting the front cover page to mark the YES box that we have filed all required reports and submitted electronically all Interactive Data File as required in the preceding 12 months; and (iii) have provided additional disclosures to Item 2 Part II with respect to the exemption relied upon for the issuance of unregistered securities.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to January 19, 2021, the filing date of the original report.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	November 30, 2020	August 31, 2020
	(Unaudited and as restated)
ASSETS
Current assets:
Cash and cash equivalents	$550,505	$432,087
Prepayments, deposits and other receivables	164,597	221,166
Inventory	12,409	-
Due from a director	-	189,474
Due from a related company	-	36,666
Loan to a shareholder	35,026	34,048
Total current assets	762,537	913,441

Non-current assets
Plant and equipment, net	82,947	33,667
Intangible assets	793,628	818,200
Goodwill	2,974,364	2,974,364
Operating lease right-of-use assets, net	335,876	237,239
Total non-current assets	4,186,815	4,063,470

TOTAL ASSETS	$4,949,352	$4,976,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$291,439	$292,246
Contract liabilities	11,042	2,896
Operating lease liability, current	224,794	189,253
Loan from a shareholder	60,075	60,075
Tax payable	21,449	31,871
Due to shareholders	106,710	99,730
Due to a director	1,394,194	1,400,459
Total current liabilities	2,109,703	2,076,530

Non-current liabilities
Operating lease liability, non-current	115,484	54,095
Deferred tax liabilities	158,526	163,640
Bonds payable	600,000	600,000
Convertible notes payable to related parties	1,287,000	104,000
Total non-current liabilities	2,161,010	921,735

TOTAL LIABILITIES	$4,270,713	$2,998,265

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 129,974,219 and 135,474,219 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	12,998	13,548
Additional paid-in capital	15,630,483	13,272,673
Accumulated other comprehensive loss	(207)	-
Accumulated deficits	(14,964,635)	(11,307,575)

TOTAL STOCKHOLDERS’ EQUITY	$678,639	$1,978,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,949,352	$4,976,911

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

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

	FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares to be issued in private placement	-	-	198,000	-	-	198,000
Cancellation of restricted shares	(5,500,000)	(550)	550	-	-	-
Share based compensation	-	-	2,159,260	-	-	2,159,260
Foreign currency translation adjustment	-	-	-	(207)	-	(207)
Net loss	-	-	-	-	(3,657,060)	(3,657,060)
Balance as of November 30, 2020	129,974,219	$12,998	$15,630,483	$(207)	$(14,964,635)	$678,639

	FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Share based compensation	-	-	1,062,500	-	-	1,062,500
Net loss	-	-	-	-	(1,249,630)	(1,249,630)
Balance as of November 30, 2019	105,184,073	$10,519	$2,951,409	$-	$(2,714,376)	$247,552

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

The Company has adopted August 31 as its fiscal year end. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K/A for the year ended August 31, 2020, which was filed with the SEC on July 19, 2021.

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

(b)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of November 30, 2020	As of August 31, 2020
Rental and management fee deposits	$144,693	137,088
Other prepaid expenses	7,663	81,108
Staff advances	12,241	2,970
	$164,597	221,166

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of November 30, 2020	As of August 31, 2020
Accrued interests (Note 9, 10 and 11)	$19,681	6,191
Accrued expenses	215,524	240,172
Unearned income	556	2,222
Other payables	55,678	43,661
	$291,439	292,246

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

15. RESTATEMENTS

During the preparation of the Quarterly Report on Form 10-Q for the period ended May 31, 2021, the Company has discovered errors in the accounting treatment of unvested shares issued to the Company’s directors, employees and consultants in fiscal 2020 and 2021 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued condensed consolidated financial statements for the periods ended November 30, 2020. The Company is amending and restating its 2020 financial statements to decrease prepayments, deposits and other receivables and additional paid-in-capital by $3,995,834 as of November 30, 2020.

The condensed consolidated financial statements for the period ended November 30, 2020 have been restated to reflect the correction of the misstatements. As a result, the Company has restated its condensed consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of these restatements on the condensed consolidated financial statements as previously reported is summarized below:

	November 30, 2020 (as previously reported)	November 30, 2020 (as restated)
CONDENSED CONSOLIDATED BALANCE SHEETS
Prepayments, deposits and other receivables	$4,160,431	$164,597
Total current assets	4,758,371	762,537
Total assets	8,945,186	4,949,352
Additional paid-up capital	19,626,317	15,630,483
Total stockholders’ equity	4,674,473	678,639
Total liabilities and stockholders’ equity	8,945,186	4,949,352

	For the three months ended November 30, 2020 (as previously reported)	For the three months ended November 30, 2020 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid-in capital
Share based compensation	5,780,094	2,159,260
Additional paid-in capital, balance as of November 30, 2020	19,626,317	15,630,483

16. SUBSEQUENT EVENTS

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

