Form 10-Q/A
period 2021-02-28
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on April 19, 2021 with the Securities and Exchange Commission. We are (i) amending and restating our financial statements to correct errors in the accounting treatment of unvested shares issued to our directors, employees and consultants in fiscal 2020 and2021; (ii) correcting the front cover page to mark the YES box that we have filed all required reports and submitted electronically all Interactive Data File as required in the preceding 12 months; and (iii) have provided additional disclosure to Item 2 Part II with respect to the exemption relied upon for the issuance of unregistered securities.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to April 19, 2021, the filing date of the original report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q/A (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

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

You should read this Form 10-Q/A and the documents that we have filed as exhibits to this Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Leader Capital Holdings Corp.,” “we,” “us,” “our” and the “Company” refer collectively to Leader Capital Holdings Corp. and, where appropriate, its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	February 28, 2021	August 31, 2020
	(Unaudited and as restated)
ASSETS
Current assets:
Cash and cash equivalents	$164,012	$432,087
Prepayments, deposits and other receivables	170,160	221,166
Inventory	1,811	-
Tax recoverable	648	-
Due from a director	-	189,474
Due from a related company	-	36,666
Loan to a shareholder	35,881	34,048
Total current assets	372,512	913,441

Non-current assets
Plant and equipment, net	74,291	33,667
Intangible assets	768,034	818,200
Goodwill	2,974,364	2,974,364
Operating lease right-of-use assets, net	291,937	237,239
Total non-current assets	4,108,626	4,063,470

TOTAL ASSETS	$4,481,138	$4,976,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$373,905	$292,246
Contract liabilities	9,962	2,896
Operating lease liability, current	212,101	189,253
Loan from a shareholder	60,075	60,075
Tax payable	-	31,871
Due to shareholders	292,951	99,730
Due to a director	1,419,730	1,400,459
Total current liabilities	2,368,724	2,076,530

Non-current liabilities
Operating lease liability, non-current	82,586	54,095
Deferred tax liabilities	153,413	163,640
Bonds payable	600,000	600,000
Convertible notes payable to related parties	1,237,000	104,000
Total non-current liabilities	2,072,999	921,735

TOTAL LIABILITIES	$4,441,723	$2,998,265

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 138,894,219 and 135,474,219 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	13,890	13,548
Additional paid-in capital	17,524,923	13,272,673
Accumulated other comprehensive income	35,584	-
Accumulated deficits	(17,534,982)	(11,307,575)

TOTAL STOCKHOLDERS’ EQUITY	$39,415	$1,978,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,481,138	$4,976,911

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

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

	FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of December 1, 2020	129,974,219	$12,998	$15,630,483	$(207)	$(14,964,635)	$678,639
Shares issued in private placement	1,420,000	142	219,858	-	-	220,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Cancellation of restricted shares	(5,000,000)	(500)	500	-	-	-
Share based compensation	-	-	1,675,332	-	-	1,675,332
Foreign currency translation adjustment	-	-	-	35,791	-	35,791
Net loss	-	-	-	-	(2,570,347)	(2,570,347)
Balance as of February 28, 2021	138,894,219	$13,890	$17,524,923	$35,584	$(17,534,982)	$39,415

	FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2019	105,184,073	$10,519	$6,138,909	$-	$(2,714,376)	$3,435,052
Share based compensation	8,500,000	850	(850)	-	-	-
Net loss	-	-	-	-	(1,242,110)	(1,242,110)
Balance as of February 29, 2020	113,684,073	$11,369	$6,138,059	$-	$(3,956,486)	$2,192,942

	FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
			(As restated)			(As restated)
Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares issued in private placement	1,420,000	142	417,858	-	-	418,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Cancellation of restricted shares	(10,500,000)	(1,050)	1,050	-	-	-
Share based compensation	-	-	3,834,592	-	-	3,834,592
Foreign currency translation adjustment	-	-	-	35,584	-	35,584
Net loss	-	-	-	-	(6,227,407)	(6,227,407)
Balance as of February 28, 2021	138,894,219	$13,890	$17,524,923	$35,584	$(17,534,982)	$39,415

	FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Share based compensation	8,500,000	850	4,249,150	-	-	4,250,000
Net loss	-	-	-	-	(2,491,740)	(2,491,740)
Balance as of February 29, 2020	113,684,073	$11,369	$6,138,059	$-	$(3,956,486)	$2,192,942

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the six months ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,227,407)	$(2,491,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	330,288	-
Share based compensation	3,834,592	2,125,000
Amortization of operating lease right-of-use assets	152,989	-
Depreciation and amortization	70,713	4,658
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	51,006	(45,211)
Inventory	(1,774)	-
Amount due from a director	189,474	-
Deferred tax liabilities	(10,227)	-
Operating lease liabilities	(147,911)	-
Accrued expenses and other payables	47,070	29,029

Net cash used in operating activities	(1,711,187)	(378,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(58,609)	(371)
Issuance of notes receivable	-	(812,952)
Acquisition of intangible assets	(1,023)	-

Net cash used in investing activities	(59,632)	(813,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	418,000	-
Proceeds from convertible notes issuance	800,000	130,000
Advance from a shareholder	175,770	-
Advance from a director	55,937	845,818

Net cash provided by financing activities	1,449,707	975,818

Effects of exchange rate changes on cash and cash equivalents	53,037	-

Net decrease in cash and cash equivalents	(268,075)	(215,769)
Cash and cash equivalents, beginning of period	432,087	447,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,012	$231,793

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$30,000

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

(b)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of February 28, 2021	As of August 31, 2020
Rental and management fee deposits	$143,564	137,088
Other prepaid expenses	22,934	81,108
Staff advances	3,662	2,970
	$170,160	221,166

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of February 28, 2021	As of August 31, 2020
Accrued interests (Note 9, 10 and 11)	$5,882	6,191
Accrued expenses	296,296	240,172
Unearned income	-	2,222
Other payables	71,727	43,661
	$373,905	292,246

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

15. RESTATEMENTS

During the preparation of the Quarterly Report on Form 10-Q for the period ended May 31, 2021, the Company has discovered errors in the accounting treatment of unvested shares issued to the Company’s directors, employees and consultants in fiscal 2020 and 2021 under FASB ASC Topic 718, Compensation – Stock Compensation, which resulted in misstatements in its previously issued condensed consolidated financial statements for the period ended February 28, 2021. The Company is amending and restating its 2021 financial statements to decrease prepayments, deposits and other receivables and additional paid-in-capital by $2,861,241 as of February 28, 2021.

The condensed consolidated financial statements for the period ended February 28, 2021 have been restated to reflect the correction of the misstatements. As a result, the Company has restated its condensed consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The impact of these restatements on the condensed consolidated financial statements as previously reported is summarized below:

	February 28, 2021 (as previously reported)	February 28, 2021 (as restated)
CONDENSED CONSOLIDATED BALANCE SHEETS
Prepayments, deposits and other receivables	$3,031,401	$170,160
Total current assets	3,233,753	372,512
Total assets	7,342,379	4,481,138
Additional paid-up capital	20,386,164	17,524,923
Total stockholders’ equity	2,900,656	39,415
Total liabilities and stockholders’ equity	7,342,379	4,481,138

	For the three months ended February 28, 2021 (as previously reported)	For the three months ended February 28, 2021 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid- in capital
Share based compensation and shares issued to service providers and employees for compensation plan	$539,489	$1,674,082
Additional paid-in capital, balance as of February 28, 2021	20,386,164	17,524,923

	For the six months ended February 28, 2021 (as previously reported)	For the six months ended February 28, 2021 (as restated)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – Additional paid- in capital
Share based compensation and shares issued to service providers and employees for compensation plan	$6,319,583	$3,833,342
Additional paid-in capital, balance as of February 28, 2021	20,386,164	17,524,923

16. SUBSEQUENT EVENTS

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

General and Administrative Expenses

General and administrative expenses were $5,477,927 and $2,484,998 for the six months ended February 28, 2021 and February 29, 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $3,834,592 and $2,125,000 for the six months ended February 28, 2021 and February 29, 2020, respectively. Besides, we incurred more payroll costs and other administrative expenses after our acquisition of NPI in August 2020. We also incurred a fair value loss of $330,288 and $nil on our convertible promissory notes. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

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

General and Administrative Expenses

General and administrative expenses were $2,524,760 and $1,246,851 for the three months ended February 28, 2021 and February 29, 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $1,675,332 and $1,062,500 for the three months ended February 28, 2021 and February 29, 2020, respectively. Besides, we incurred more payroll costs and other administrative expenses in 2020 after our acquisition of NPI in August 2020. We also incurred a fair value gain of $150,755 and $nil on our convertible promissory notes. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

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

