Form 10-Q
period 2021-05-31
Leader Capital Holdings Corp.
filed 2021-07-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2021
Common Stock, $0.0001 par value	154,999,219

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	May 31, 2021	August 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,545,915	$432,087
Restricted cash	3,247	-
Accounts receivable	4,145	-
Prepayments, deposits and other receivables	280,639	221,166
Inventory	1,575	-
Tax recoverable	4,793	-
Due from a director	-	189,474
Due from a related company	-	36,666
Loan to a shareholder	-	34,048
Total current assets	1,840,314	913,441

Non-current assets
Plant and equipment, net	66,966	33,667
Intangible assets	744,880	818,200
Goodwill	2,974,364	2,974,364
Operating lease right-of-use assets, net	218,218	237,239
Prepayments, deposits and other receivables	176,973	-
Total non-current assets	4,181,401	4,063,470

TOTAL ASSETS	$6,021,715	$4,976,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$394,599	$292,246
Contract liabilities	9,570	2,896
Operating lease liability, current	172,017	189,253
Loan from a shareholder	-	60,075
Tax payable	-	31,871
Due to shareholders	49,286	99,730
Due to a director	1,608,109	1,400,459
Total current liabilities	2,233,581	2,076,530

Non-current liabilities
Operating lease liability, non-current	47,302	54,095
Deferred tax liabilities	147,532	163,640
Bonds payable	600,000	600,000
Convertible notes payable to related parties	1,036,000	104,000
Total non-current liabilities	1,830,834	921,735

TOTAL LIABILITIES	$4,064,415	$2,998,265

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.0001 par value; 600,000,000 shares authorized; 152,599,219 and 135,474,219 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	15,260	13,548
Additional paid-in capital	21,992,237	13,272,673
Accumulated other comprehensive income	(238,712)	-
Accumulated deficits	(19,811,485)	(11,307,575)

TOTAL STOCKHOLDERS’ EQUITY	$1,957,300	$1,978,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,021,715	$4,976,911

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

`	For the nine months ended		For the three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

REVENUE	$78,696	$5,000	$23,444	$1,667

OPERATING EXPENSES
Research and development expenses	(456,428)	-	(151,863)	-
Sales and marketing expenses	(186,068)	-	(15,338)	-
General and administrative expenses	(7,779,743)	(3,700,182)	(2,301,816)	(1,215,184)

LOSS FROM OPERATIONS	(8,343,543)	(3,695,182)	(2,445,573)	(1,213,517)

Interest expense	(51,000)	(47,303)	(18,597)	(17,196)

(Loss) gain on change in fair value of convertible notes	(129,288)	-	201,000	-

OTHER INCOME
Other income – from related parties	1,823	-	-	-
Other income (expense) – from non-related parties	1,990	89,591	(19,212)	39,309
	3,813	89,591	(19,212)	39,309

LOSS BEFORE INCOME TAX	(8,520,018)	(3,652,894)	(2,282,382)	(1,191,404)

Income tax benefit (expense)	16,108	(30,250)	5,879	-

NET LOSS	$(8,503,910)	$(3,683,144)	$(2,276,503)	$(1,191,404)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(238,712)	-	(274,296)	-

TOTAL COMPREHENSIVE LOSS	$(8,742,622)	$(3,683,144)	$(2,550,799)	$(1,191,404)

Net loss per share - Basic and diluted	$(0.06)	$(0.03)	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding - Basic and diluted	139,771,102	113,700,043	141,699,780	113,824,027

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

	FOR THE THREE MONTHS ENDED MAY 31, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of March 1, 2021	138,894,219	$13,890	$17,524,923	$35,584	$(17,534,982)	$39,415
Shares issued in private placement	26,837,500	2,683	2,681,297	-	-	2,683,980
Shares to be issued in private placement	-	-	210,000	-	-	210,000
Cancellation of restricted shares	(13,132,500)	(1,313)	1,313	-	-	-
Share based compensation	-	-	1,574,704	-	-	1,574,704
Foreign currency translation adjustment	-	-	-	(274,296)	-	(274,296)
Net loss	-	-	-	-	(2,276,503)	(2,276,503)
Balance as of May 31, 2021	152,599,219	$15,260	$21,992,237	$(238,712)	$(19,811,485)	$1,957,300

	FOR THE THREE MONTHS ENDED MAY 31, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of March 1, 2020	113,684,073	$11,369	$4,013,059	$-	$(3,956,486)	$67,942
Shares to be issued in private placement	-	-	280,014	-	-	280,014
Share compensation	-	-	1,062,500	-	-	1,062,500
Net loss	-	-	-	-	(1,191,404)	(1,191,404)
Balance as of May 31, 2020	113,684,073	$11,369	$5,355,573	$-	$(5,147,890)	$219,052

	FOR THE NINE MONTHS ENDED MAY 31, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares issued in private placement	28,257,500	2,825	3,099,155	-	-	3,101,980
Shares to be issued in private placement	-	-	210,000	-	-	210,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Cancellation of restricted shares	(23,632,500)	(2,363)	2,363	-	-	-
Share based compensation	-	-	5,409,296	-	-	5,409,296
Foreign currency translation adjustment	-	-	-	(238,712)	-	(238,712)
Net loss	-	-	-	-	(8,503,910)	(8,503,910)
Balance as of May 31, 2021	152,599,219	$15,260	$21,992,237	$(238,712)	$(19,811,485)	$1,957,300

	FOR THE NINE MONTHS ENDED MAY 31, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682
Issuance of shares	8,500,000	850	(850)	-	-	-
Shares to be issued in-private placement	-	-	280,014	-	-	280,014
Share compensation	-	-	3,187,500	-	-	3,187,500
Net loss	-	-	-	-	(3,683,144)	(3,683,144)
Balance as of May 31, 2020	113,684,073	$11,369	$5,355,573	$-	$(5,147,890)	$219,052

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the nine months ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,503,910)	$(3,683,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	129,288	-
Share based compensation	5,409,296	3,187,500
Amortization of operating lease right-of-use assets	228,580	-
Depreciation and amortization	104,781	7,003
Changes in operating assets and liabilities:
Accounts receivable	(4,051)	-
Prepayments, deposits and other receivables	(236,446)	(81,125)
Inventory	(1,540)	-
Amount due from a director	189,474	-
Deferred tax liabilities	(16,108)	-
Operating lease liabilities	(225,149)	-
Accrued expenses and other payables	52,231	55,901

Net cash used in operating activities	(2,873,554)	(513,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(59,598)	(371)
Issuance of notes receivable	-	(1,388,037)
Repayment on notes receivable	-	50,000
Acquisition of intangible assets	(3,483)	-

Net cash used in investing activities	(63,081)	(1,338,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	3,311,980	280,014
Proceeds from convertible notes issuance	800,000	230,000
Advance to shareholders	(119,248)	-
Repayment from a shareholder	35,285	-
Advance from a director	244,316	1,058,255

Net cash provided by financing activities	4,272,333	1,568,269

Effects of exchange rate changes on cash and cash equivalents and restricted cash	(218,623)	-

Net increase (decrease) in cash and cash equivalents and restricted cash	1,117,075	(284,004)
Cash and cash equivalents and restricted cash, beginning of period	432,087	447,562

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (Note 2)	$1,549,162	$163,558

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$36,000	$30,000

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended May 31, 2021 and 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) and disclosures necessary for a fair presentation of these unaudited condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. However, they do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with U.S. GAAP. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted August 31 as its fiscal year end. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s annual report on amended Form 10-K/A for the year ended August 31, 2020, which was filed with the SEC on July 19, 2021.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2021, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $19,811,485 and $393,267, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as going concern.

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

Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its unaudited condensed consolidated financial statements.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain due to the account freeze by bank which would release the restricted balance by July 2021

The cash and cash equivalents and restricted cash are reflected within the following line items on the Unaudited Condensed Consolidated Balance Sheets:

	As of May 31, 2021	As of August 31, 2020

Cash and cash equivalents	$1,545,915	$432,087
Restricted cash	3,247	-
Total cash and cash equivalents and restricted cash	$1,549,162	$432,087

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

No development costs were expensed as general and administrative expenses for the nine and three months ended May 31, 2021 and 2020.

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

Revenue by major product line

	For the nine months ended		For the three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Provision of investment platform services	$15,508	$5,000	$5,100	$1,667
Provision of software development service and maintenance service	63,188	-	18,344	-
	$78,696	$5,000	$23,444	$1,667

Revenue by Recognition Over Time vs Point in Time

	For the nine months ended		For the three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue by recognition over time	$78,696	$5,000	$23,444	$1,667
Revenue by recognition at a point in time	-	-	-	-
	$78,696	$5,000	$23,444	$1,667

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of May 31, 2021, the Company’s remaining performance obligations were $9,570, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the nine months ended May 31, 2021:

Receipt in advance

Balance as of September 1, 2020	$2,896
Advances received from customers related to unsatisfied performance obligations	9,354
Revenue recognized from beginning contract liability balance	(3,001)
Exchange difference	321
Balance as of May 31, 2021	$9,570

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

For the nine months ended May 31, 2021 and 2020, the total R&D expenses were $456,428 and $nil, respectively.

For the three months ended May 31, 2021 and 2020, the total R&D expenses were $151,863 and $nil, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the nine months ended May 31, 2021 and 2020, advertising costs totaled $155,618 and $nil, respectively. For the three months ended May 31, 2021 and 2020, advertising costs totaled $11,790 and $nil, respectively.

From September 2019, customers or users of the FinMaster App can obtain points through any other ways such as account registration referral to the FinMaster App, frequent sign-ins to the application and sharing articles from the application to users’ own social media, etc. The Company believes these points are to encourage user engagement and generate market awareness. As a result, the Company accounts for such points as sales and marketing expenses with a corresponding liability recorded under other current liabilities of its unaudited condensed consolidated balance sheets upon the points offering. The Company estimates liabilities under the customer loyalty program based on cost of the merchandise that can be redeemed, and its estimate of probability of redemption. At the time of redemption, the Company records a reduction of inventory and other current liabilities.

Since historical information is limited for the Company to determine any potential points forfeiture and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated forfeiture rate of zero.

For the nine months ended May 31, 2021 and 2020, redeemable point liability charged as sales and marketing expenses were $30,450 and $nil, respectively.

For the three months ended May 31, 2021 and 2020, redeemable point liability charged as sales and marketing expenses were $3,548 and $nil, respectively.

As of May 31, 2021 and August 31, 2020, liabilities recorded related to unredeemed points were $71,093 and $40,003, respectively, which were included in other payables (note 8).

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

Inventory as of May 31, 2021 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the nine and three months ended May 31, 2021 and 2020.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of May 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the nine months ended		For the three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Net loss	$(8,503,910)	$(3,683,144)	$(2,276,503)	$(1,191,404)
Weighted average number of shares of common stock outstanding - Basic and diluted*	139,771,102	113,700,043	141,699,780	113,824,027
Net loss per share - Basic and diluted	$(0.06)	$(0.03)	$(0.01)	$(0.01)

* Including nil shares that were granted and vested but not yet issued for the period ended May 31, 2021 (note 13); and including 700,035 shares that were granted and vested but not yet issued for the period ended May 31, 2020.

As of May 31, 2021 and August 31, 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Cancellation of a share-based payment by the entity results in accelerated recognition of any unrecognised cost. Cancellation by the counterparty does not change recognition of the compensation cost. The termination of an employee that resulted in the forfeiture of share-based awards is not considered to be a cancellation of the awards.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of May 31, 2021	As of August 31, 2020

Period-end HK$ : US$ 1 exchange rate	7.80	7.80
Period-end NT$ : US$ 1 exchange rate	27.70	29.37
Period-end RMB : US$ 1 exchange rate	6.37	6.85

	For the nine months ended,
	May 31, 2021	May 31, 2020

Period average HK$ : US$ 1 exchange rate	7.80	7.80
Period average NT$ : US$ 1 exchange rate	28,34	N/A
Period average RMB : US$ 1 exchange rate	6.56	N/A

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at	Fair Value Measurement at
	August 31, 2020	August 31, 2020
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$104,000	$-	$-	$104,000

	Carrying Value at	Fair Value Measurement at
	May 31, 2021	May 31, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$1,036,000	$-	$-	$1,036,000

A summary of changes in financial liabilities for the nine months ended May 31, 2021 was as follows:

Balance at September 1, 2020	$104,000
Issuance of convertible notes	800,000
Fair value loss on issuance of convertible notes	526,838
Interest expenses on convertible notes	2,712
Change in fair value of convertible notes	(397,550)
Balance at May 31, 2021	$1,036,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Teh-Ling Chen	Li-Ching Yang	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang Chin-Chiang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	February 24, 2020	February 27, 2020	March 18, 2020	November 2, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	1.25%	1.06%	0.54%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.25	$1.25	$1.20	$0.12	$3.00	$2.00
Conversion Price	$1.00 (i)	$1.00 (i)	$1.00 (i)	$0.40	$0.40	$0.40
	$1.50 (ii)	$1.50 (ii)	$1.50 (ii)
Volatility	27.82%	27.94%	34.20%	41.51%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	2.71%	2.96%	6.88%	7.52%	6.93%	6.76%
Liquidity Risk Premium	42.09%	36.26%	51.08%	77.62%	78.14%	75.73%

Appraisal Date			August 31, 2020
Risk-free Rate	N/A	N/A	0.13%	N/A	N/A	N/A
Applicable Closing Stock Price	N/A	N/A	$1.00	N/A	N/A	N/A
Conversion Price	N/A	N/A	$0.40	N/A	N/A	N/A
Volatility	N/A	N/A	43.71%	N/A	N/A	N/A
Dividend Yield	N/A	N/A	0.00%	N/A	N/A	N/A
Credit Spread	N/A	N/A	3.80%	N/A	N/A	N/A
Liquidity Risk Premium	N/A	N/A	76.69%	N/A	N/A	N/A

Appraisal Date			May 31, 2021	May 31, 2021	May 31, 2021	May 31, 2021
Risk-free Rate	N/A	N/A	0.03%	0.08%	0.09%	0.10%
Applicable Closing Stock Price	N/A	N/A	$2.01	$2.01	$2.01	$2.01
Conversion Price	N/A	N/A	$0.40	$0.40	$0.40	$0.40
Volatility	N/A	N/A	39.19%	46.52%	45.73%	44.48%
Dividend Yield	N/A	N/A	0.00%	0.00%	0.00%	0.00%
Credit Spread	N/A	N/A	6.27%	6.27%	6.27%	6.27%
Liquidity Risk Premium	N/A	N/A	78.02%	84.25%	83.28%	81.86%

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

Recently issued accounting pronouncements not yet adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements.

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

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of May 31, 2021 and August 31, 2020 are summarized below:

	As of May 31, 2021	As of August 31, 2020
Furniture and fixtures	$29,418	$20,159
Office equipment	88,962	65,809
Leasehold improvement	50,973	18,832
Total	169,353	104,800
Less: Accumulated depreciation	(102,387)	(71,133)
Plant and Equipment, net	$66,966	$33,667

Depreciation expenses, classified as operating expenses, were $27,978 and $7,003 for the nine months ended May 31, 2021 and 2020, respectively; and $8,443 and $2,345 for the three months ended May 31, 2021 and 2020, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of May 31, 2021 and August 31, 2020 are summarized below:

	As of May 31, 2021	As of August 31, 2020
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	3,483	-
Total	851,683	848,200
Less: Accumulated amortization	(83,303)	(6,500)
Impairment	(23,500)	(23,500)
Intangible assets, net	$744,880	$818,200

Amortization expense for intangible assets was $76,803 and $nil for the nine months ended May 31, 2021 and 2020, respectively; and $25,625 and $nil for the three months ended May 31, 2021 and 2020, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the nine and three months ended May 31, 2021 and 2020.

As of May 31, 2021, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending May 31,
2022	$102,459
2023	102,459
2024	102,459
2025	102,459
2026 and thereafter	335,044
Total	$744,880

6. RELATED PARTY TRANSACTIONS

	For the nine months ended		For the three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Professional fee - Greenpro Financial Consulting Limited (a)	$-	$18,503	$-	$3,250

Other Income:
Miscellaneous income from Greenpro LF Limited (b)	1,823	-	-	-

(a)	The Company incurred professional fees of $nil and $18,503 for services provided by Greenpro Financial Consulting Limited for the nine months ended May 31, 2021 and 2020, respectively; and $nil and $3,250 for the three months ended May 31, 2021 and 2020, respectively. The fees are due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

The directors of Greenpro Financial Consulting Limited (Mr. Chong Kuang Lee and Mr. Che Chan Loke) are the directors of the investment managers of Greenpro Asia Strategic SPC. As of May 31, 2021, Greenpro Asia Strategic SPC is the holder of approximately 3.85% of the Company’s issued and outstanding common stock.

(b)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2021	As of August 31, 2020

Rental and management fee deposits	$150,288	137,088
Other prepaid expenses	307,324	81,108
Staff advances	-	2,970
	$457,612	221,166
Less: non-current portion
Rental and management fee deposits	32,211	-
Other prepaid expenses	144,762	-
Prepayments, deposits and other receivables, non-current	176,973	-
Prepayments, deposits and other receivables, current	$280,639	221,166

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of May 31, 2021	As of August 31, 2020
Accrued interests (Note 9 and 10)	$17,935	6,191
Accrued expenses	301,071	240,172
Unearned income	-	2,222
Other payables	75,593	43,661
	$394,599	292,246

The Company signed an agreement with a third party whereby it authorized the third party to use its investment platform and related applications, for a period until December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $nil and $2,222 as of May 31, 2021 and August 31, 2020, respectively.

9. DUE FROM (TO) SHAREHOLDERS, DIRECTORS AND A RELATED COMPANY

	As of May 31, 2021	As of August 31, 2020
Loan to Cheng Hung-Pin (a shareholder)	$-	$34,048

Due from a director:
Cheng Shui-Fung	$-	$189,474

Due from a related company:
Greenpro LF Limited	$-	$36,666

Due to a director:
Lin Yi-Hsiu	$1,608,109	$1,400,459

Loan from Hsu Kuo-Hsun (a shareholder)	$-	$60,075

Due to shareholders:
Tu Yu-Cheng	$46,086	$96,530
Cheng Hung-Pin	800	800
Huang Mei-Ying	800	800
Lo Shih-Chu	800	800
Chen Jun-Yuan	800	800
	$49,286	$99,730

On March 10, 2020, LOC entered into a loan agreement with Cheng Hung-Pin and loaned him NT$1,000,000. The loan is unsecured, bears interest at a rate of 3% per annum and repayable on demand. The loan was fully repaid on May 12, 2021.

On July 20, 2020, the Company obtained a loan of RMB420,000 from Hsu Kuo-Hsun which accrues interest at the rate of 8% per annum. The loan is due on July 17, 2021 and Mr. Lin Yi-Hsiu would be liable when the Company fails to repay. The loan was fully repaid on May 26, 2021. Interest of $nil and $544 was accrued as of May 31, 2021 and August 31, 2020, respectively.

Amounts due from (to) other shareholders, directors and a related company are unsecured, interest-free with no fixed payment term.

10. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $17,935 and $2,935 was accrued as of May 31, 2021 and August 31, 2020, respectively.

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

Fair value of the convertible promissory notes of $900,000 as of May 31, 2021 is determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Company uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

12. INCOME TAXES

For the period ended May 31, 2021 and 2020, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Nine months ended		Three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Tax jurisdictions from:
- Local	$(4,279,016)	$(3,397,604)	$(1,374,280)	$(1,127,380)
- Foreign, representing
Seychelles	(1,610)	(1,603)	-	-
British Virgin Islands	(89,604)	-	(4,626)	-
Taiwan	(1,331,039)	-	(380,979)	-
PRC	(457,705)	-	(146,307)	-
Hong Kong	(2,361,044)	(253,687)	(376,190)	(64,024)
Loss before income tax	$(8,520,018)	$(3,652,894)	$(2,282,382)	$(1,191,404)

The components of the provision (benefit) for income taxes expenses are:

	Nine months ended		Three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Current	$-	$30,250	$-	$-
Deferred	(16,108)	-	(5,879)	-
Total income tax (benefit) expense	$(16,108)	$30,250	$(5,879)	$-

The provision for income taxes consisted of the following:

	Nine months ended		Three months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Loss before income taxes	$(8,520,018)	$(3,652,894)	$(2,282,382)	$(1,191,404)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	(1,789,204)	(767,108)	(479,300)	(250,195)
Reconciling items:
Non-deductible expenses (non-chargeable income)	84,775	1,471	(28,271)	493
Share-based payments	1,139,058	669,375	333,794	223,125
Tax effect of tax exempt entity	19,154	337	970	-
Rate differential in different tax jurisdictions	101,249	11,416	14,886	2,881
Valuation allowance on deferred tax assets	428,858	114,759	152,040	23,696
Income tax (benefit) expense	$(16,108)	$30,250	$(5,879)	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of May 31, 2021, the operations in the United States of America incurred $2,045,985 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of May 31, 2021 and August 31, 2020, the Company has provided for a full valuation allowance of $429,657 and $323,322, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $17,643) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% in 2020 if taxable income exceeds NT$120,000 (approximately $4,234). As of May 31, 2021, LOC had net operating loss carry-forwards in Taiwan of $2,686,675, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $537,335 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of May 31, 2021, BJDC had net operating loss carry-forwards in the PRC of $1,694,760, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $423,690 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of May 31, 2021 and August 31, 2020, the operations in Hong Kong incurred $1,807,746 and $1,810,691 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of May 31, 2021 and August 31, 2020, the Company has provided for a full valuation allowance of approximately $298,278 and $298,764, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	May 31, 2021	August 31, 2020
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(429,657)	$(323,322)
– Taiwan	(537,335)	(328,752)
– PRC	(423,690)	(309,264)
– Hong Kong	(298,278)	(298,764)
Less: valuation allowance	1,688,960	1,260,102
	$-	$-

13. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000 and $1,000,000, respectively, which was calculated based on a price per share of $0.50 and $0.40, respectively and amortized over the service term. During the nine months ended May 31, 2021 and 2020, the Company amortized $750,000 and $937,500, respectively and amortized $250,000 and $312,500 for the three months ended May 31, 2021 and 2020, respectively, as remuneration.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. During the nine months May 31, 2021 and 2020, the Company amortized $450,000 and $562,500, respectively and amortized $150,000 and $187,500 for the three months ended May 31, 2021 and 2020, respectively, as remuneration.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the nine months ended May 31, 2021 and 2020, the Company amortized $nil and $750,000, respectively and amortized $nil and $250,000 for the three months ended May 31, 2021 and 2020, respectively, as consulting expenses under this agreement.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the nine months ended May 31, 2021 and 2020, the Company amortized $nil and $937,500, respectively and amortized $nil and $312,500 for the three months ended May 31, 2021 and 2020, respectively, as consulting expenses under this agreement.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. On March 1, 2021, the Company renewed the consulting agreement for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $750,000 and $1,000,000, respectively which was calculated based on a price per share of $0.50 and $1.0 respectively and amortized over the service term. During the nine and three months ended May 31, 2021, the Company amortized $625,000 and $250,000 respectively as consulting expenses under this agreement. The shares were granted on July 7, 2020.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of Restricted Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Restricted Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, the Company’s board of directors approved an aggregate of 3,000,000 shares to a service provider in exchange for services rendered. As of August 31, 2020, 5,000,000 and 3,000,000 common shares of the Company have been issued to the employee and service provider respectively. The fair value of the shares of restricted common stock to them was $3,200,000, which was calculated based on a price per share of $0.40. As of May 31, 2021, 4,950,325 shares were vested to the employee upon achievement of the milestones set forth in the employee’ offer letters. During the nine and three months ended May 31, 2021, the Company amortized $1,742,630 and $158,037, respectively, as salaries and professional fees. 5,000,000 shares were issued on January 8, 2021.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to Chieh Chen, pursuant to which Ms. Chen agreed to serve as an executive assistant of the Company. For her service as an executive assistant, Ms. Chen will receive a monthly compensation in the form of NT$77,000 ($2,717) for the first three months (probationary period) and thereafter NT$92,500 ($3,264) in cash. In addition, Ms. Chen will be granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she meets the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the nine and three months ended May 31, 2021, the Company recognized $50,000 and $25,000 respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into an agreement with a company for provision of consulting services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services of its employees on a one-year term, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the nine and three months ended May 31, 2021, the Company recognized $283,333 and $100,000 respectively as compensation under these arrangements. The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to Annie Chung, pursuant to which Ms. Chung agreed to serve as an executive assistant of the Company. For her service as an executive assistant, Ms. Chung will receive a monthly compensation in the form of NT$77,000 ($2,717) in cash. In addition, Ms. Chung will be granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she meets the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the nine and three months ended May 31, 2021, the Company recognized $50,000 and $25,000 respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultants in the form of 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the nine and three months ended May 31, 2021, the Company amortized $1,458,333 and $625,000 respectively as consulting expenses under these agreements.

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

On May 17, 2021, the Company and First Leader Capital Ltd. mutually agreed to forfeit and surrender further 13,132,500 shares (the “Surrendered Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and the Surrendered Shares were automatically cancelled and retired. First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for the benefit from reducing the Company’s outstanding Common Stock to be more in line with what management deems to be market expectations based on the Company’s current valuation.

From March 2021 to May 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 28,937,500 shares of the Company’s common stock at an average price of $0.10 per share. The Company received aggregate gross proceeds of $2,893,980.

From August 2020 to May 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 30,357,500 shares of the Company’s common stock at an average price of $0.114 per share. The Company received aggregate gross proceeds of $3,461,980. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were issued in May and June 2021.

As of May 31, 2021, unrecognized share-based compensation expense was $4,328,204.

As of May 31, 2021, no shares were granted to employees and vested but not yet issued.

14. COMMITMENTS AND CONTINGENCIES

During the period ended May 31, 2021, the Company entered into agreements with independent third parties to lease office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong on a monthly basis for the operations of the Company. The rental expense for the nine months ended May 31, 2021 and 2020 were $235,765 and $99,917 respectively and $72,361 and $36,352 for the three months ended May 31, 2021 and 2020, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of May 31, 2021:

Year ending May 31,
2022	$16,245
2023	-
2024	-
2025	-

As of May 31, 2021, the Company had future minimum lease payments for non-cancelable short-term operating leases of $16,245 payable to a shareholder.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the nine months ended
	May 31, 2021	May 31, 2020

Operating lease cost – classified as general and administrative expenses	$229,234	$-
Weighted Average Remaining Lease Term – Operating leases	1.18 years	N/A
Weighted Average Discounting Rate – Operating leases	5.78%	N/A

The following is a schedule, by years, of maturities of lease liabilities as of May 31, 2021:

Operating leases
2022	$176,945
2023	47,566
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	224,511
Less: imputed interest	(5,192)
Present value of lease liabilities	$219,319

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $113,000 and $86,000 as of May 31, 2021 and August 31, 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $65,000 and $28,000 as of May 31, 2021 and August 31, 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

15. SUBSEQUENT EVENTS

In June 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 600,000 shares of the Company’s common stock at an average price of $0.10 per share. The Company received aggregate gross proceeds of $60,000.

On June 21, 2021, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for two years. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $120,000 prorated for any partial period. The consultant was also entitled to a performance review bonus ranging from $5,000 to $15,000 each year and 1,000,000 shares of restricted common stock within 60 days from the listing date of LCHD on NASDAQ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Form 10-Q and our audited financial statements and related notes for the year ended August 31, 2020 included in our most recent annual report on Form 10-K/A. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

We have incurred significant operating losses. As of May 31, 2021 and August 31, 2020, our accumulated deficits were $19,811,485 and $11,307,575, respectively. We generated revenue of $78,696 and $5,000 for the nine months ended May 31, 2021 and 2020, respectively. We generated revenue of $23,444 and $1,667 for the three months ended May 31, 2021 and 2020, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2021, we have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $19,811,485 and $393,267, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Any outbreak of contagious diseases, including but not limited to COVID-19, Zika virus, Ebola virus, avian or swine influenza or severe acute respiratory syndrome, may disrupt our ability to adequately staff our business and may generally disrupt our operations. The recent outbreak of COVID-19 epidemic in China is spreading globally and expected to adversely affect the economic conditions in Asia and throughout the world. The outbreak has slowed the economic growth in China and other regions of the world where we and our customers operate, which will negatively impact the global supply chain, market and economies. We have significant operations in China, Taiwan and the Asia Pacific region, including supply chain and manufacturing facilities and sales and marketing channels. If the pandemic continues, we may experience a decline of sales activities and customer orders; reduction of operation and workforce at our fabs; difficulties in international travels and communications; regulatory restrictions; reduction of research and development activities; and other risks resulting from the outbreak. Any of these factors may adversely affect our business, financial conditions and results of operations. In addition, as a result of the COVID-19 pandemic and ensuing government regulations implementing stay-at-home orders and restrictions on travel and other activities, we have experienced an increase in demand for manufacturing capacity in the semiconductor industry in respond to increased demand for consumer electronic products, which had a positive impact on our financial performance. However, we cannot predict the impact of COVID-19 pandemic on the semiconductor industry in the future, and any increase in such demand may not be sustainable and we may experience a decline in our sales activities and customer orders.

In addition, if any of our employees is suspected of having contracted COVID-19 or any contagious disease, we may under certain circumstances be required to quarantine such employees and the affected areas of our premises. Therefore, we may have to temporarily suspend part of or all of our operations. Furthermore, government actions to contain the outbreak may restrict the level of economic activities in affected regions, including Taiwan, and affect the willingness and ability of our employees and customers to travel, which may also adversely affect our business and prospects. As a result, we cannot assure you that any future outbreak of contagious diseases would not have a material adverse effect on our financial condition and results of operations.

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

These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	May 31, 2021	May 31, 2020
Net cash used in operating activities	$(2,873,554)	$(513,865)
Net cash used in investing activities	(63,081)	(1,338,408)
Net cash provided by financing activities	4,272,333	1,568,269
Cash and cash equivalents and restricted cash, beginning of period	432,087	447,562
Effects of exchange rate changes on cash and cash equivalents and restricted cash	(218,623)	-
Cash and cash equivalents and restricted cash, end of period	$1,549,162	$163,558

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2021 and 2020 was $2,873,554 and $513,865, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2021 and 2020 was $63,081 and $1,338,408, respectively. The net cash used in investing activities for the nine months ended May 31, 2021 was related to the acquisition of plant and equipment and intangible assets. The net cash used in investing activities for the nine months ended May 31, 2020 was related to the issuance and repayment of notes receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2021 and 2020 was $4,272,333 and $1,568,269, respectively. The cash provided by financing activities were related to the issuance of shares and convertible notes, and advances from (to) shareholders and from a director.

Results of Operations

Comparison for the nine months ended May 31, 2021 and 2020

	For the nine months ended
	May 31, 2021	May 31, 2020
Revenue	$78,696	$5,000
Research and development expenses	(456,428)	-
Sales and marketing expenses	(186,068)	-
General and administrative expenses	(7,779,743)	(3,700,182)
Loss from operations	(8,343,543)	(3,695,182)
Interest expenses	(51,000)	(47,303)
Loss on change in fair value of convertible notes	(129,288)	-
Other income	3,813	89,591
Loss before income tax	(8,520,018)	(3,652,894)
Income tax benefit (expense)	16,108	(30,250)

Net loss	$(8,503,910)	$(3,683,144)

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

We generated revenue of $78,696 and $5,000 for the nine months ended May 31, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses for the nine months ended May 31, 2021 amounted to $456,428 which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. We did not incur any R&D expenses for the nine months ended May 31, 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $186,068 and $nil for the nine months ended May 31, 2021 and 2020, respectively. It consists of the advertising costs amounted to $155,618 and the redeemable point liability charges of $30,450 after our acquisition of NPI in August 2020.

General and Administrative Expenses

General and administrative expenses were $7,779,743 and $3,700,182 for the nine months ended May 31, 2021 and 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $5,409,296 and $3,187,500 for the nine months ended May 31, 2021 and 2020, respectively. Besides, we incurred more payroll costs and other administrative expenses after our acquisition of NPI in August 2020.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $129,288 and $nil on our convertible promissory notes for the nine months ended May 31, 2021 and 2020, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Income

Other income for the nine months ended May 31, 2021 amounted to $3,813 as compared to $89,591 in the same period of prior year.

Net Loss

Our net loss was $8,503,910 and $3,683,144 for the nine months ended May 31, 2021 and 2020, respectively. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended May 31, 2021 and 2020

	For the three months ended
	May 31, 2021	May 31, 2020
Revenue	$23,444	$1,667
Research and development expenses	(151,863)	-
Sales and marketing expenses	(15,338)	-
General and administrative expenses	(2,301,816)	(1,215,184)
Loss from operations	(2,445,573)	(1,213,517)
Interest expenses	(18,597)	(17,196)
Gain on change in fair value of convertible notes	201,000	-
Other (expense) income	(19,212)	39,309
Loss before income tax	(2,282,382)	(1,191,404)
Income tax benefit	5,879	-

Net loss	$(2,276,503)	$(1,191,404)

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

We generated revenue of $23,444 and $1,667 for the three months ended May 31, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended May 31, 2021 amounted to $151,863 which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. We did not incur any R&D expenses for the three months ended May 31, 2020

Sales and Marketing Expenses

Sales and marketing expenses were $15,338 and $nil for the three months ended May 31, 2021 and 2020, respectively. It consists of the advertising costs amounted to $11,790 and the redeemable point liability charges of $3,548 after our acquisition of NPI in August 2020.

General and Administrative Expenses

General and administrative expenses were $2,301,816 and $1,215,184 for the three months ended May 31, 2021 and 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $1,574,704 and $1,062,500 for the three months ended May 31, 2021 and 2020, respectively. Besides, we incurred more payroll costs and other administrative expenses in 2020 after our acquisition of NPI in August 2020.

Gain on change in fair value of convertible notes

We incurred a fair value gain of $201,000 and $nil on our convertible promissory notes for the three months ended May 31, 2021 and 2020, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other (Expense) Income

Other (expense) income for the three months ended May 31, 2021 amounted to $(19,212) as compared to $39,309 in the same quarter of prior year.

Net Loss

Our net loss was $2,276,503 and $1,191,404 for the three months ended May 31, 2021 and 2020, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of May 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2021 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended May 31, 2021 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended May 31, 2021 that were not previously reported on a Current Report on Form 8-K.

From March 2021 to May 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 28,937,500 shares of the Company’s common stock at an average price of $0.10 per share. The Company received aggregate gross proceeds of $2,893,980. The offer and sale of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

From August 2020 to May 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 30,357,500 shares of the Company’s common stock at an average price of $0.114 per share. The Company received aggregate gross proceeds of $3,461,980. The offer and sale of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were issued in May and June 2021.

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

