Form 10-K
period 2021-08-31
Leader Capital Holdings Corp.
filed 2021-12-14
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $133.4 million based upon the closing sale price reported on Friday, February 26, 2021 on the OTC Marketplace.

As of December 10, 2021, there were 162,109,219 shares of common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LEADER CAPITAL HOLDINGS CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This annual report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	general economic conditions and events and the impact they may have on us and our clients, including but not limited to the impact of COVID-19;

●	changes or developments in laws, regulations or taxes in our industry;

●	there are uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations;

●	competition in our industry;

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	proceedings brought by the SEC against China-based accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act.;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Business.

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

The Company had an agreement with a third party whereby we authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. The Company was in discussion with the third party and both parties decided to terminate the agreement at maturity.

The Company has developed a new, more comprehensive mobile application, the FinMaster App. The FinMaster App intends to offer one-stop solution for multi-facet financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. With more than 350,000 downloads of the FinMaster App, the Company continues to collect data as well as user feedback to enhance current APP features and fine tune R&D plans to optimize customer experience.

The key features of the FinMaster App are:
●	Real-time Taiwan stock market quotes; delayed Hong Kong and U.S., stock market quotes; and financial market news feed
●	AI Stock Selection Tools: Day Trading Analysis, Portfolio Health Check, Institutional Trading Tactics, AI Smart Screening Tools
●	Instant news feed and quotes of pre-defined stocks under Watchlist
●	Live Streaming sessions from the industry expert analysts
●	Discussion Forums for users and experts’ direct communication
●	In-App Messaging: chats, audio, and video calls between members
●	Token System and Point Reward Redemption Corner

Other key features are under development, such as:
●	Online securities account-opening and online trading
●	On-line Leader FinTech Academy programs
●	AI Futures Selection and Screening Tools
●	AI Options Selection and Screening Tools
●	In-App Messaging: chats, audio, and video calls

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

As a result of the acquisition, the Company now owns, indirectly through the Buyer, 100% of NPI. NPI, through its wholly-owned subsidiaries, LOC Weibo Co., Ltd. (“LOC”) and Beijing DataComm Cloud Media Technology Co., Ltd. (“BJDC”), companies organized under the laws of the Republic of China (“ROC” or “Taiwan”) and the laws of the People’s Republic of China (“PRC” or “China”), respectively, engages primarily in the development of ecological-system applications, integration of big data and promotion of OTT applications. As a result of the acquisition, our FinMaster App was launched to the market in a timely and efficient manner and clients on this open platform are served more effectively and satisfactorily. Based on the successful development of our FinMaster App, LOC and BJDC jointly accumulated in-depth knowledge of FinTech App development, including the marketing expertise built up and the perfect allocation of the Company’s resources. We believe LCHD, through LOC and BJDC will further conclude more customized App contracts to help the clients to incubate the avant-garde Apps to expand their businesses efficiently and effectively.

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

Today in Taiwan’s stock information App market, the competition is very keen. It is estimated that Mitake App by Mitake Information Corporation and Yahoo Kimo Stock Market by Yahoo Finance, both have more than one million downloads; other Apps like ANUE App by ANUE.COM and Inc, Mr. Investment by Yuanta Financial Holding, both have more than half a million downloads. The Company keeps fine-tuning the marketing strategy and reaping the synergy by partnership with more diversified marketing channels to bring in more downloads.

However, most of our competitors only provide direct services to a single company, and users can only choose that company’s App. The FinMaster App has integrated various functions such as real time stock streaming, financial news, discussion forum, and voice and video call in one application, which is different from most of its competitors. We believe that these integrated functions provide us with an advantage over our competition.

Marketing

The FinMaster App is marketed mainly through word of mouth. Currently, we also employ Facebook, Google and YouTube as our main marketing tools. During the past fiscal years 2020 and 2021, we also broadcasted commercials on various television stations in Taiwan to promote the FinMaster App. We also rely on our clients and business contacts, such as insurance brokerage houses, real estate agent firms, social network groups, and securities firms to encourage their clients to download the FinMaster App.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secrets, copyright, patent and trademark laws in the U.S. and abroad. We have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private. We may in the future file patent applications; however, such applications may not result in the issuance of any patents, and any issued patents may not actually provide adequate defensive protection or competitive advantages to us. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against our competitors.

Employees

As of December 8, 2021, the Company had 63 employees.

Corporate Information

We were incorporated in the State of Nevada on March 22, 2017. Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong.

Government Regulation and Approvals

The Company offers its clients a mobile application that allows their customers to review their asset portfolio(s) and communicate their investment decisions with our clients in real-time. Neither of our Apps are a trading platform, broker dealer or exchange, and therefore we do not expect to be subject to regulatory oversight by the SEC, Financial Industry Regulatory Authority (“FINRA”) or other financial regulatory agencies. We are not aware of any governmental regulations or approvals required for the marketing or use of the Apps or the services provided.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates

We will remain an “emerging growth company” until the earliest of (1) August 31, 2024, (2) the last day of the fiscal year in which we have total gross revenue of at least $1.07 billion, (3) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (4) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

Item 1A. Risk Factors.

Risks Related to Our Business

COVID-19 Pandemic Update

Our business continues to be impacted by the COVID-19 pandemic. Significant COVID-19 related restrictions, including those in response to the outbreak of the Delta variant in the second and third quarters and the Omicron variant in the fourth quarter of calendar year 2021, have continued and in some instances, have been significantly tightened, in markets in which we operate, especially (which has been affected more severely in the second and third quarter of 2021 than before). Border controls and travel restrictions, such as those imposed in Taiwan, Hong Kong, and the continuing uncertainty over the extent and timing of the re-opening of the border between Hong Kong and mainland China, have had and may continue to have an adverse effect on our operations. The impact of the pandemic and the measures taken by the relevant governments to contain the disease on the global economy, the economies of the markets in which we operate, and the movement of people have adversely affected, and we expect will continue to adversely affect, the roll out of our business plans and results of operations throughout the fiscal year of 2021 and into fiscal year 2022.

The Chinese government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of our common stock.

The PRC government exerts substantial influence, discretion, oversight and control over the manner in which companies incorporated under the laws and regulations of the PRC must conduct their business activities, including activities relating to overseas offerings of securities and/or foreign investments in such companies. We are a Nevada corporation with subsidiaries located in Taiwan, Hong Kong, and mainland China; however, we cannot guarantee that the PRC government will not seek to intervene or influence any of our operations at any time. If we were to become subject to such direct influence, intervention, discretion, oversight or control, including those over overseas offerings of securities (including and/or foreign investments, it may result in a material adverse change in our operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly decline or be worthless, which would materially affect the interests of investors.

Changes in the political and economic policies of the Chinese government or in relations between China and the United States may materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations. In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we do not have a VIE structure, due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and United States, as well as the market price of our common stock, may also be adversely affected.

Compliance with China’s new Data Security Law, Cybersecurity Review Measures (revised draft for public consultation), Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

China has implemented new rules relating to data protection, and the new Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Recently, the Cyberspace Administration of China has taken action against several Chinese Internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Cybersecurity Review Measures, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the FinTech sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, on August 20, 2021, the Standing Committee of China’s National People’s Congress (“NPC”) passed the Personal Information Protection Law (“PIPL”), which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. We do not maintain, nor do we intend to maintain in the future, personally identifiable information of users in China.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital; including engaging in follow-on offerings of our securities in the U.S. market.

We are a company with a limited operating history and our future profitability is uncertain. We anticipate future losses and negative cash flows, and we may never be profitable.

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of August 31, 2021, we had a total accumulated deficit of $23,001,067. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to the development of the FinMaster App, marketing and other promotional activities, the addition of personnel, if necessary, and our continued efforts to form relationships with financial service providers and insurers. We may never generate significant revenue and we may never be profitable.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the development and commercialization of the Apps and our business may fail.

Because the version of the FinMaster App we plan to sell is not yet fully developed, our business requires capital investments. Our cash on hand, which at August 31, 2021 was $787,154, will not be sufficient to meet all of our future needs. Furthermore, our target customers may be slow to adopt the App. We anticipate that we will require substantial additional funds in excess of our current financial resources to complete the development of the App and to market it. Until the App generate revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities or loans from related parties, but we may not be able to obtain financing in amounts sufficient to fund our business plan. If we cannot obtain additional funding when and as needed, our business might fail.

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this report, we had suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $23,001,067 and $1,521,119 respectively as of August 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

(1)	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2)	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

(3)	We did not implement appropriate information technology controls – As of August 31, 2021, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors and we do not have sufficient control policies that prevent inappropriate and unauthorized use of the system across all layers of systems.

(4)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

Market acceptance of the FinMaster App is difficult to predict. If the App does not achieve market acceptance, our business could fail.

We are continuing to develop the App. If we are unable to effectively develop and demonstrate the App in a timely fashion, gain recognition with financial service providers, insurers and their clients, and develop a critical level of successful sales, we may not be able to successfully earn sales revenue and our results of operations and financial condition would then suffer.

Further, we cannot predict the rate of adoption or acceptance of the Apps by potential customers and their clients. While we may be able to effectively demonstrate the usefulness of the App, this does not guarantee that financial service providers, insurers, brokerage houses and their clients will accept them, nor can we control the rate at which such acceptance may be achieved. If the App is not widely adopted and downloaded by users who are willing to pay for some of the functions available for their purchase, we may not be able to generate enough revenue and profits to support our operations, recover our development costs or become profitable and our business could fail.

Our efforts may never demonstrate the feasibility of the App.

Our goal is to create a platform that is easily used by the general public. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, development of the App for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

We face substantial political risks associated with doing business in Taiwan, particularly due to domestic political events and the tense relationship between the Republic of China (“ROC”) and the People’s Republic of China, which could adversely affect our financial condition and results of operations.

Our principal executive offices and substantially all of our assets are located in Hong Kong, Beijing, and Taiwan, and substantially all of our revenues are derived from our operations in Taiwan. Accordingly, our business, financial condition and results of operations and the market price of shares of our common stock may be affected by changes in ROC governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. The PRC government asserts sovereignty over mainland China and Taiwan and does not recognize the legitimacy of the government of the ROC. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan declares independence or if Taiwan refuses to accept the PRC’s stated “One China” policy. In addition, on March 14, 2005, the National People’s Congress of the PRC passed what is widely referred to as the “anti-secession” law, a law authorizing the PRC military to respond to efforts by Taiwan to seek formal independence. An increase in tensions between the ROC and the PRC and the possibility of instability and uncertainty could adversely affect the prices of our shares. It is unclear what effects any of the events described above may have on relations with the PRC. Relations between Taiwan and the PRC and other factors affecting Taiwan’s political environment could affect our business.

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

Under U.S. GAAP, we are required to evaluate our investments and long-term non-financial assets, such as property, plant and equipment, intellectual properties, intangible assets, goodwill, right-of-use assets and long-term purchase agreements, for impairment whenever triggering events or changes in circumstances indicate that the asset may be impaired and carrying value may not be recoverable. If certain criteria are met, we are required to recognize an impairment charge.

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

The determination of an impairment charge at any given time is mainly based on the projected results of operations over several years subsequent to that time. Consequently, an impairment charge is more likely to occur during a period when our operating results are otherwise already depressed.

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

We are authorized to issue 200,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time to time by our board of directors. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. No shares of preferred stock are presently issued and outstanding and we have no immediate plans to issue shares of preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stock holders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of holders of our common stock. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

We may be required to raise additional financing by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We will require additional financing to fund development and commercialization of the Apps and for working capital and other purposes. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then-current stockholders will be reduced. Further, we may have to offer new investors in our equity securities rights that are superior to the holders of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of the debt securities would similarly have rights senior to those of the holders of shares of common stock, and the terms of the debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business and results of operations.

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

As a public company required reporting to the SEC, we expect to incur significant legal, accounting, investor relations, printing, board compensation, and other expenses that we did not incur as a private company.

We are currently subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC that impose significant requirements on public companies, including requiring us to establish and maintain effective disclosure and financial controls and changes in corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Wall Street Reform and Protection Act that, as we grow, could increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. These requirements may place undue strain on our personnel, systems and resources.

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

Our Chief Executive Officer is also our controlling shareholder. He may significantly influence matters to be voted on and his interests may differ from, or be adverse to, the interests of our other stockholders.

Our Chief Executive Officer  and director, Mr. Yi-Hsiu Lin, beneficially owns 34.60% of our common stock. Accordingly, Mr. Lin possesses significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Lin a substantial ability to determine the future of our Company, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions without the approval of stockholders. Mr. Lin’s interests may differ from the interests of our other stockholders and could therefore result in corporate decisions that are averse to other stockholders.

The audit reports included in this annual report have been prepared by auditors whose work was not inspected fully by the Public Company Accounting Oversight Board (“PCAOB”) and, as such, the Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

As a public company with securities quoted on the OTCQB, we will be required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong and China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of the PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor. As a result, we and investors in our ordinary shares are deprived of the benefits of such PCAOB inspections, which could cause investors in our stock to lose confidence in our audit procedures and the quality of our financial statements.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or HFCAA, was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of Hong Kong and China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore our auditors are not currently inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final amendments, which will become effective 30 days after publication in the Federal Register, relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. As of the date of this Amendment, the SEC is seeking public comment on this identification process. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

It is unclear when the SEC will complete its rulemaking, when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading “over-the counter” either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

The SEC previously instituted proceedings against mainland Chinese affiliates of the “big four” accounting firms, including the affiliate of our auditor, for failing to produce audit work papers under Section 106 of the Sarbanes-Oxley Act because of restrictions under PRC law. Each of the “big four” accounting firms in mainland China agreed to a censure and to pay a fine to the SEC to settle the dispute and stay the proceedings for four years, until the proceedings were deemed dismissed with prejudice on February 6, 2019. It remains unclear whether the SEC will commence a new administrative proceeding against the four mainland China-based accounting firms. Any such new proceedings or similar action against our audit firm for failure to provide access to audit work papers could result in the imposition of penalties, such as suspension of our auditor’s ability to practice before the SEC. If our independent registered public accounting firm, or its affiliate, was denied, even temporarily, the ability to practice before the SEC, and it was determined that our financial statements or audit reports were not in compliance with the requirements of the U.S. Exchange Act, we could be at risk of delisting or become subject to other penalties that would adversely affect our ability to remain listed on the U.S. stock exchanges.

In recent years, U.S. regulators have continued to express their concerns about challenges in their oversight of financial statement audits of United States on access to audit information, the United States enacted the Holding Foreign Companies Accountable Act, or the HFCA Act, in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires public companies on this SEC list to certify that they are not owned or controlled by a foreign government and make certain additional disclosures in their SEC filings. In addition, if the auditor of a U.S. listed company’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law becomes effective, the SEC is required to prohibit the securities of such issuer from being traded on a U.S. national securities exchange, such as the NYSE, or in U.S. over-the-counter markets. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement the foregoing certification and disclosure requirements and that it was seeking public comment on the issuer identification process as well as the submission and disclosure requirements. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100 Board Determinations under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. Accordingly, our securities may be prohibited from trading on the U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ordinary shares being delisted.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became effective on November 4, 2021 and provided a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (Commission-Identified Issuers). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The SEC will identify Commission-Identified Issuers for fiscal years beginning after Dec. 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended Dec. 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended Dec. 31, 2022.

While we understand that there has been dialogue among the China Securities Regulatory Commission (the “CSRC”), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. If we are unable to meet the PCAOB inspection requirement in time, we could be subject to additional submission and disclosure requirements, delisted from the OTCQB and our common stock will not be permitted for trading “over-the-counter” at all. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair investors’ ability to sell or purchase our common stock when investor wish to do so, and the ongoing risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

Item 2. Properties

Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. We have an agreement for use of office space at this location under a lease expiring on July 31, 2022. We do not own any real property. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available as needed on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 6, 2020, our common stock has been quoted on the OTCQB Venture Market maintained by the OTC Markets under the symbol “LCHD.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 10, 2021, there were 137 stockholders of record of our common stock, not including an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Leader Capital Holdings Corp. is an early stage technology company that conducts its operations through its wholly owned subsidiaries, Leader Financial Group Limited and JFB Internet Service Limited.

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

The Company is currently developing a new, more comprehensive FinMaster mobile application (“FinMaster App”), to offer to our clients for a fee. This FinMaster App intends to offer one-stop shopping for multi financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. On August 17, 2020, the Company, through its wholly-owned subsidiary JFB Internet Service Limited, a company incorporated and existing under the laws of Hong Kong (the “Buyer”), acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc., a company organized under the laws of the British Virgin Islands and the Company’s software ODM developer of the FinMaster App (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, the Buyer, NPI, the selling stockholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. The aggregate purchase price for the acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates. The net purchase price for the acquisition was $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

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

We have incurred significant operating losses. As of August 31, 2021 and 2020, our accumulated deficits were $23,001,067 and $11,307,575, respectively. We generated revenue of $95,166 and $6,667 for the fiscal years ended August 31, 2021 and 2020, respectively. Our net losses were principally attributed to general and administrative expenses.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $23,001,067 and $1,521,119 respectively as of August 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

We expect to finance our operations primarily through cash flow from operations, loans from existing directors and stockholders and placements of capital stock for additional funding. In the event that we require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives, a shareholder has indicated the intent and ability to provide additional financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Results of Operations

Comparison of years ended August 31, 2021 and 2020

	Year ended August 31,
	2021	2020

Revenue	$95,166	$6,667
Research and development expenses	(602,118)	-
Sales and marketing expenses	(203,646)	-
General and administrative expenses	(9,702,342)	(9,736,502)
Impairment loss of intangible assets	(88,415)	-
Impairment loss of goodwill	(1,226,419)	-
Loss from operations	(11,727,774)	(9,729,835)
Interest expenses	(102,196)	(63,256)
Loss on change in fair value of convertible notes	(47,092)	(199,000)
Other income	145,432	149,262
Loss before income tax	(11,731,630)	(9,842,829)
Income tax benefit	38,138	-

Net loss	$(11,693,492)	$(9,842,829)

Revenue

We signed an agreement with a third party whereby we authorized the third party to use our investment platform and related applications, from January 1, 2018 to December 31, 2020, for an upfront service fee. An additional fee is charged upon the third party’s sale of products on our mobile application. From September 2020, we generated additional revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster App, with similar functions as the JFB platform. We also provided software maintenance services.

We generated revenue of $95,166 and $6,667 for the fiscal years ended August 31, 2021 and 2020, respectively. During the year ended August 31, 2021, we, through the newly acquired subsidiary, NPI, earned revenue of $92,944, compared to nil for the year ended August 31, 2020. We look forward to strengthening our APP development through media, marketing and advertisement to raise the income.

Research and Development Expenses

Research and development expenses for the year ended August 31, 2021 amounted to $602,118 which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. We did not incur any R&D expenses for the year ended August 31, 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $203,646 and $nil for the year ended August 31, 2021 and 2020, respectively. It consists of the advertising costs amounted to $168,535 and the redeemable point liability charges of $35,111 after our acquisition of NPI in August 2020.

General and Administrative Expenses

General and administrative expenses for the year ended August 31, 2021 amounted to $9,702,342 as compared to $9,736,502 for the year ended August 31, 2020, an increase of $64,402. Our general and administrative expenses consist primarily of computer and networking, payroll expenses, rental expenses, and stock compensation. We expensed $450,797, $1,187,477, $336,040 and $6,563,235 in these expenses, respectively, for the year ended August 31, 2021. We recognized $1,003,920, $104,953, $140,999 and $8,062,500, respectively, in these expenses in fiscal year 2020.

The increase of payroll expenses and rental expenses was mainly because we acquired NPI in August 2020 which incurred payroll expenses and rental expenses of $1,095,304 for the year ended August 31, 2021. The decrease of computer and networking expenses was due to we incurred $1,000,000 to develop a mobile application for the year ended August 31, 2020. Besides, we incurred less stock compensation mainly due to the reduced amount of equity-based awards issued to our employees and service providers.

Impairment loss of intangible assets

During the course of our strategic review of our operations, the financial performance of NPI’s technical know-hows fall below our original expectations, we assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses of $88,415 and $nil, respectively for the years ended August 31, 2021 and 2020.

Impairment loss of goodwill

Our impairment loss of goodwill was $1,226,419 and $nil, respectively for the years ended August 31, 2021 and 2020. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below our original expectations.

Loss on Change in Fair Value of Convertible Notes

Our loss on change in fair value of convertible notes decreased from $199,000 in 2020 to $47,092 in 2021 due to fluctuation in the fair value of our convertible notes, which we issued in 2020 and 2021. We elected to measure the convertible notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Income

Other income for the year ended August 31, 2021 amounted to $145,432 as compared to $149,262 in the prior year, representing a reduction of $3,830. The drop was due primarily to the decrease in interest income on notes receivable from $139,430 during the year ended August 31, 2020 to $nil during the year ended August 31, 2021, offset by the increase of exchange difference, net from $nil for the year ended August 31, 2020 to $141,902 for the year ended August 31, 2021.

Net Loss

As a result of the foregoing, our net loss was $11,693,492 for the year ended August 31, 2021, as compared to $9,842,829 for the year ended August 31, 2020. The net loss was mainly derived from general and administrative expenses.

Liquidity and Capital Resources

We had $787,154 in cash and cash equivalents as of August 31, 2021.

Net cash used in operating activities for the year ended August 31, 2021 was $3,620,605, as compared to $956,849 for the year ended August 31, 2020. The net cash used in operating activities for the years ended August 31, 2021 and 2020 were mainly due to our net loss (excluding share-based compensation, depreciation and amortization, loss on change in fair value of convertible notes and impairment losses) of $3,336,631 for the year ended August 31, 2021, as compared to $1,443,400 for the year ended August 31, 2020.

Net cash used in investing activities for the years ended August 31, 2021 and 2020 were $74,551 and $2,057,014, respectively. The net cash used in investing activities for the year ended August 31, 2021 was mainly related to acquisition of plant and equipment of $71,068. The net cash used in investing activities for the year ended August 31, 2020 were for the issuance of notes receivable of $2,291,760 and partially offset by the notes repayment of $50,000 and acquisition of NPI, net of cash on hand amounted to $185,117.

Net cash provided by financing activities for the year ended August 31, 2021 was $4,063,386, as compared to $2,998,388 for the year ended August 31, 2020. For the year ended August 31, 2021, net cash provided by financing activities was mainly from the issuance of shares in private placement of $3,636,980 and convertible notes issuance of $800,000. The net cash provided by financing activities for the year ended August 31, 2020 was mainly attributed to the proceeds from the shares issued in private placement of $1,570,014, convertible notes issuance of $230,000 and advance from a director of $1,396,576.

Critical Accounting Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” is incorporated herein by reference. We believe that the following critical accounting policies affect the most significant estimates and management judgments used in preparing our consolidated financial statements.

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

We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, including projected sales, gross margins, selling, general and administrative expenses, and capital expenditures, and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, its assumptions are based on annual business plans and other forecasted results, which it believes represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is impairment of $1,226,419 on the goodwill recorded in our financial statements. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below our original expectations.

Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that its estimates and assumptions used in its impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired.

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

We recognized revenues following the five-step model prescribed under ASU No. 2014-09:

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

Provision of investment platform services

We signed an agreement with a third party whereby the Company authorizes the third party to use our investment platform and related applications for a period until December 31, 2020. Income from provision of investment platform services with the use of our mobile applications is recognized when the service is performed.

From September, 2020, we generated additional revenue from a new, more comprehensive mobile application, which refer to as the FinMaster mobile application (the “FinMaster App” and together with the JFB platform, the “Apps”), with similar functions as the JFB platform. Income from providing investment platform services with the use of a mobile application is recognized when the service is performed.

We offer a self-managed points program, which can be used in the FinMaster App to redeem merchandise or services. We determine the value of each point based on estimated incremental cost. Customers and advocates have a variety of ways to obtain the points. The major accounting policy for its points program is described as follows:

We conclude the bonus points offered linked to the purchase transaction of the points is a material right and accordingly a separate performance obligation according to ASC 606, and should be taken into consideration when allocating the transaction price of the point sales. We also estimate the probability of points redemption when performing the allocation. The amount allocated to the bonus points as separate performance obligation is recorded as contract liability (deferred revenue) and revenue should be recognized when future goods or services are transferred. We will continue to monitor when and if forfeiture rate data becomes available and will apply and update the estimated forfeiture rate at each reporting period.

Since historical information is limited for us to determine any potential points forfeitures and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, we have used an estimated forfeiture rate of zero.

Provision of software development service and maintenance service

We entered into several agreements with third party customers to assist the customers in the development of their mobile communications software and mobile e-commerce software. Income from provision of software development service and maintenance service are recognized when the service is performed.

Impairment of long-lived assets (including amortizable intangible assets)

We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment of $88,415 and $nil has been recorded by us for the years ended August 31, 2021 and 2020, respectively. The impairment loss of intangible assets was primarily attributable to the financial performance of NPI’s technical know-hows fall below our original expectations and they assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of August 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Fiscal Year

Our fiscal year ends on August 31.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer). Based upon, and as of the date of this evaluation, our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of August 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and principal financial officer determined that, as of August 31, 2021, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2021.

1.	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As at August 31, 2021, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors and we do not have sufficient control policies that prevent inappropriate and unauthorized use of the system across all layers of systems.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	Create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

2.	Prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions, in a timely manner.

3.	Add staff members to our management team to make sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

4.	Plan to hire professional consultant to review and assist the company to design and implement proper information technology controls and policies on the company’s operations.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our current directors and executive officer(s), who are appointed by, and serve at the pleasure of, the Company’s board of directors.

Name	Age	Position

Yi-Hsiu Lin	53	Chief Executive Officer, President, Secretary, Treasurer, Director
Shui Fung Cheng	59	Director

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

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this Form 10-K.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, officers and persons who beneficially own 10% or more of the common stock are required to file reports specifying their initial ownership of common stock and subsequent changes in that ownership to the SEC. These reports are required to be filed within specified time periods established by the SEC. Based solely on our review of reports filed with the SEC, we believe that no director, officer, or 10% shareholder failed to timely file in fiscal year ended August 31, 2021 any report required by Section 16(a), other than the following transactions:

(i)	filing by First Leader Capital Ltd. and related entities and persons, including Yi-Hsiu Lin, the Company’s Chief Executive Officer and a member of the Company’s board of directors, with respect to one transaction dated June 30, 2020 pertaining to the cancellation of 5,500,000 shares of common stock pursuant to the terms of a stock forfeiture letter. Such late Form 4 was filed on December 14, 2020; and

(ii)	filing by Mr. Cheng Shui Fung, a member of the Company’s board of directors, with respect to two transactions dated February 25, 2021 pertaining to sale of the Company’s common stock. Such late Form 4 was filed on March 2, 2021.

Item 11. Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the years ended August 31, 2021 and 2020.

Name and Position	Year ($)	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Yi-Hsiu Lin Chief Executive Officer, President, Secretary, Treasurer and director	2021	None	(2)	None	1,000,000	None	34,208	(3)	1,034,208
	2020	None		None	1,250,000	None	30,867		1,280,867

Shui Fung Cheng Director	2021	None	(4)	None	600,000	None	28,229	(3)	628,229
	2020	None		None	750,000	None	2,171		752,171

(1)	The amounts in the “Stock Awards” column do not reflect compensation actually received by our executive officers. Rather, these amounts represent the aggregate grant date fair value of all service based RSUs and the target value of the performance based RSUs granted during each fiscal year computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
(2)	In lieu of Mr. Lin’s $50,000 annual salary, the Company elected to compensate Mr. Lin with 2,500,000 shares of restricted common stock pursuant to the terms of his employment agreement.
(3)	Amount reflects a monthly allowance payable to the individual.
(4)	In lieu of Mr. Cheng’s $30,000 annual compensation, the Company elected to compensate Mr. Cheng with 1,500,000 shares restricted common stock pursuant to the terms of his director offer letter.

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

On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof.

Director Compensation

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a member of our board of directors for a one year term. For his service as a director, Mr. Cheng will receive annual compensation in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter contains a customary termination provision and standard confidentiality clauses; and will be automatically renewed unless the director resigned or a new offer letter is entered into.

On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as member of our board of directors for a one year term. For his service as a director, Mr. Cheng will receive annual compensation in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter contains a customary termination provision and standard confidentiality clauses; and will be automatically renewed unless the director resigned or a new offer letter is entered into.

As of the date of the filing of this Form 10-K, $1,662,437 has been paid to our directors by cash and stock compensation. In the future, the Company may decide to award the members of the board of directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 10, 2021, regarding the beneficial ownership of our common stock by the following persons:

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

As of December 10, 2021, the Company has 162,109,219 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this Form 10-K.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Total Voting Percentage Beneficially Owned
Named Executive Officers and Directors
Yi-Hsiu Lin	56,137,778	(1)	34.6%
Shui Fung Cheng	7,439,225	(2)	4.5%
All Directors and Officers as a Group (2 individuals)	58,406,725	(3)	36.0%
More than 5% Beneficial Owner
Anzhao International Limited(4)	10,000,000		6.1%
First Leader Capital Ltd.(5)	32,867,500		20.2%

(1) Consists of (i) 5,100,000 shares of common stock beneficially held by Mr. Lin, (ii) 32,867,500 shares of common stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power as the sole owner of such entity, (iii) 3,000,000 shares of common stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power, (iv) 5,170,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Mr. Lin has shared voting and investment power over as a director of such entity, and (v) 10,000,000 shares of common stock beneficially held by Anzhao International Limited, over which Mr. Lin has voting and investment power given that he has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason, which trust has the right to appoint or remove the director of Anzhao International Limited.

(2) Consists of (i) 2,268,947 shares of common stock beneficially held by Mr. Cheng and (ii) 5,170,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, over which Mr. Cheng has shared voting and investment power as a director of such entity.

(3) Consists of (i) 5,100,000 shares of common stock beneficially held by Mr. Lin, (ii) 2,268,947 shares of common stock beneficially held by Mr. Cheng, (iii) 32,867,500 shares of common stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power as the sole owner of such entity, (iv) 3,000,000 shares of common stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power, (v) 5,170,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Messrs. Lin and Cheng have shared voting and investment power over as directors of such entity, and (vi) 10,000,000 shares of common stock beneficially held by Anzhao International Limited, over which Mr. Lin has voting and investment power given that he has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason, which trust has the right to appoint or remove the director of Anzhao International Limited.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2021, the Company has not authorized any securities for issuance under an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

For the period from September 1, 2019, through the date of this report, described below are certain transactions or series of transactions between us and certain related persons.

On September 1, 2018 (before the acquisition of NPI), JFB appointed LOC to develop a mobile application in four stages for a total consideration of TWD20,000,000 ($651,466), payable in the form of common shares of the Company. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued a total of 908,678 of restricted common shares in aggregate at $0.50 per share for the work completed up to August 31, 2019. The Company has expensed $454,339 development costs for the first and second development stage in general and administrative expenses for the year ended August 31, 2019. In August 2020, the development of the mobile application has been completed, and the Company expensed $0.2 million development costs in general and administrative expenses for the year ended August 31, 2020. Further $0.6 million was incurred for additional functions developed and $0.2 million was incurred for the acquisition of the ownership of the intellectual property.

From April 2019, the Company entered into multiple loan agreements with LOC and BJDC. The loans are secured by personal guarantees of certain of its ultimate stockholders, bear interest at 8% per annum, and are due on various dates through August 2021. Interest of $nil and $137,626 was charged as expenses from these two companies for the years ended August 31, 2021 and 2020, respectively.

The Company sublet its commercial office in Taipei to Greenpro LF Limited under non-cancelable operating lease at a monthly rental of HK$22,000 ($2,821), adjusted to HK$22,900 ($2,936) from November 1, 2019, with a term of 31 months until October 31, 2020. Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The sub-letting arrangement was terminated by agreement of the parties early on February 28, 2019. The Company received $1,838 and $nil in leasehold improvements income from Greenpro LF Limited for the years ended August 31, 2021 and 2020. Our Chief Executive Officer, Mr. Yi-Hsiu Lin, is a director of Greenpro LF Limited.

On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder. The lease was renewed on April 1, 2021 for additional one-year term. The monthly lease was for the amount of NTD 45,000 ($1,595), with a term of one year. During the year ended August 31, 2021, the Company recognized rental expenses of $19,135 that are included in general and administrative expenses.

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

Fair value of the convertible promissory notes of $990,000 and $104,000 as of August 31, 2021 and 2020 respectively are determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Group uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

During the years ended August 31, 2021 and 2020, interest of $44,908 and $3,997 were incurred on the Notes, respectively.

As of August 31, 2021, Mr. Lin has advanced an aggregate total of $1,098,374 to the Company for working capital purposes. The loan is unsecured, bears no interest and is payable upon demand.

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

Item 14. Principal Accounting Fees and Services.

Set forth below are approximate fees for services rendered by Centurion ZD CPA & Co., our independent registered public accounting firm, and by TAAD LLP for the fiscal year ended August 31, 2021 and 2020.

	2021	2020
Audit Fees	$153,500	$72,900
Audit Related Fees	$10,000	$85,000
Tax Fees	$12,833	$3,000
All Other Fees	$-	$-

Audit Fees

The fees for the audit services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2021 amounted to $153,500.

The fees for the audit services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2020 amounted to $68,400. The fees for audit services billed by TAAD LLP for services for the year ended August 31, 2020 amounted to $4,500.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion ZD CPA & Co. for the year ended August 31, 2021 and 2020 amounted to $10,000 and $85,000 respectively.

Tax Fees

There were no tax fees billed by Centurion ZD CPA & Co. for the years ended August 31, 2021 and 2020. Tax fees of $12,833 and $3,000 were billed by TAAD LLP in the fiscal year ended August 31, 2021 and 2020, respectively.

All Other Fees

There were no fees billed by Centurion ZD CPA & Co. for other products and services for the years ended August 31, 2021 and 2020.

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

(b) Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of August 17, 2020, among Leader Capital Holdings Corp., JFB Internet Service Limited, Nice Products Inc., the Sellers and the Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of the Company, filed with the SEC on August 21, 2020).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the SEC on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the SEC on November 14, 2017).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10-12G of the Company, filed with the SEC on March 27, 2020).

4.2	Form of Bond (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the SEC on August 19, 2019).

4.3*	Description of Registrant’s Securities.

10.1	Tenancy Agreement, dated April 15, 2019, by and between JFB Internet Service Limited and Calvary Consultant Limited (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K for the year ended August 31, 2019 of the Company, filed with the SEC on November 29, 2019).

10.2†	Employment Agreement, dated September 1, 2019, by and between the Company and Yi-Hsiu Lin (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended August 31, 2019 of the Company, filed with the SEC on November 29, 2019).

10.3†	Director Offer Letter, dated September 1, 2019, by and between the Company and Shui Fung Cheng (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended August 31, 2019 of the Company, filed with the SEC on November 29, 2019).

10.4	Consulting Agreement, dated September 1, 2019, by and between the Company and Kuo-Hsun Hsu (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarterly period ended November 30, 2019 of the Company, filed with the SEC on January 14, 2020).

10.5	Consulting Agreement, dated September 1, 2019, by and between the Company and Chien Chiao (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarterly period ended November 30, 2019 of the Company, filed with the SEC on January 14, 2020).

10.6	Form of Bond Purchase Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of the Company, filed with the SEC on August 19, 2019).

10.7	Stock Forfeiture Letter, dated as of June 30, 2020, by and between Leader Capital Holdings Corp. and First Leader Capital Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the SEC on July 7, 2020).

10.8	Form of Convertible Promissory Notes Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of the Company, filed with the SEC on August 21, 2020).

10.9	Form of Amendment No. 1 to the Promissory Note and the Convertible Promissory Notes Purchase Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on August 21, 2020).

10.10	Consulting Agreement, dated November 1, 2020, by and between the Company and Yi-Fang Liao (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on January 19, 2021).

10.11	Consulting Agreement, dated November 1, 2020, by and between the Company and Chia-Jung Liang (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the SEC on January 19, 2021).

10.12	Consulting Agreement, dated March 1, 2021, by and between the Company and Raymond Kwan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on April 19, 2021).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on May 20, 2021).

10.14

Stock Forfeiture Letter, dated May 17, 2021, by and between Leader Capital Holdings Corp. and First Leader Capital Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on May 20, 2021).

10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on September 2, 2021).

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on September 10, 2021).

21.1*	Subsidiaries of Leader Capital Holdings Corp.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10–K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER CAPITAL HOLDINGS CORP.

Date: December 14, 2021	By:	/s/ Yi-Hsiu Lin
	Title:	Yi-Hsiu Lin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Yi-Hsiu Lin	Chief Executive Officer, President, Secretary, Treasurer, and Director	December 14, 2021
	Yi-Hsiu Lin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Shui Fung Cheng	Director	December 14, 2021
Shui Fung Cheng

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leader Capital Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leader Capital Holdings Corp. and its subsidiaries (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and records an accumulated deficit as of August 31, 2021, and currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hong Kong, China
December 14, 2021

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2021 AND 2020

(In U.S. dollars except share and per share data)

	As of August 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$787,154	$432,087
Accounts receivable	1,567	-
Prepayments, deposits and other receivables	231,715	221,166
Inventory	1,128	-
Due from a director	-	189,474
Due from a related company	-	36,666
Loan to a shareholder	-	34,048
Total current assets	1,021,564	913,441

Non-current assets
Plant and equipment, net	69,760	33,667
Intangible assets	630,809	818,200
Goodwill	1,747,945	2,974,364
Operating lease right-of-use assets, net	352,354	237,239
Prepayments, deposits and other receivables	102,339	-
Total non-current assets	2,903,207	4,063,470

TOTAL ASSETS	$3,924,771	$4,976,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$374,269	$324,117
Contract liabilities	16,225	2,896
Operating lease liability, current	292,024	189,253
Loan from a shareholder	-	60,075
Due to shareholders	53,791	99,730
Due to a director	1,098,374	1,400,459
Bonds payable	600,000	-
Convertible notes payable to related parties	108,000	-
Total current liabilities	2,542,683	2,076,530

Non-current liabilities
Operating lease liability, non-current	60,331	54,095
Deferred tax liabilities	125,502	163,640
Bonds payable	-	600,000
Convertible notes payable to related parties	882,000	104,000
Total non-current liabilities	1,067,833	921,735

TOTAL LIABILITIES	$3,610,516	$2,998,265

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 157,949,219 and 135,474,219 shares issued and outstanding as of August 31, 2021 and 2020, respectively	15,795	13,548
Additional paid-in capital	23,470,641	13,272,673
Accumulated other comprehensive loss	(171,114)	-
Accumulated deficits	(23,001,067)	(11,307,575)

TOTAL STOCKHOLDERS’ EQUITY	$314,255	$1,978,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,924,771	$4,976,911

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars except share and per share data)

	Year ended August 31,
	2021	2020

REVENUE	$95,166	$6,667

OPERATING EXPENSES
Research and development expenses	(602,118)	-
Sales and marketing expenses	(203,646)	-
General and administrative expenses	(9,702,342)	(9,736,502)
Impairment loss of intangible assets	(88,415)	-
Impairment loss of goodwill	(1,226,419)	-

LOSS FROM OPERATIONS	(11,727,774)	(9,729,835)

Interest expenses	(102,196)	(63,256)

Loss on change in fair value of convertible notes	(47,092)	(199,000)

OTHER INCOME
Other income – from related parties	1,838	137,626
Other income – from non-related parties	1,692	11,636
Foreign exchange gain, net	141,902	-
	145,432	149,262

LOSS BEFORE INCOME TAX	(11,731,630)	(9,842,829)

Income tax benefit	38,138	-

NET LOSS	$(11,693,492)	$(9,842,829)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(171,114)	-

TOTAL COMPREHENSIVE LOSS	$(11,864,606)	$(9,842,829)

Net loss per share - Basic and diluted	$(0.08)	$(0.09)

Weighted average number of shares of common stock outstanding - Basic and diluted	143,714,764	115,207,489

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

(In U.S. dollars except for share data)

	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY
Balance as of September 1, 2019	105,184,073	$10,519	$1,888,909	$-	$(1,464,746)	$434,682

Shares issued to service providers	9,000,000	900	(900)	-	-	-
Shares issued to board of directors	4,000,000	400	(400)	-	-	-
Shares issued to employees	5,000,000	500	(500)	-	-	-
Shares issued for the acquisition of NPI	8,415,111	841	1,428,438	-	-	1,429,279
Shares issued to note holders	325,000	33	324,967	-	-	325,000
Shares issued in private placement	3,550,035	355	1,569,659	-	-	1,570,014
Share based compensation	-	-	8,062,500	-	-	8,062,500
Net loss	-	-	-	-	(9,842,829)	(9,842,829)
Balance as of August 31, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646

Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Shares issued in private placement	33,607,500	3,360	3,633,620	-	-	3,636,980
Cancellation of restricted shares issued	(23,632,500)	(2,363)	2,363	-	-	-
Share based compensation	-	-	6,563,235	-	-	6,563,235
Foreign currency translation adjustment	-	-	-	(171,114)	-	(171,114)
Net loss	-	-	-	-	(11,693,492)	(11,693,492)
Balance as of August 31, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255

See accompanying notes to consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For the year ended August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,693,492)	$(9,842,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expenses	6,563,235	8,062,500
Depreciation and amortization	139,133	9,349
Amortization of operating lease right-of-use assets	292,567	128,580
Impairment loss on intangible assets and goodwill	1,314,834	-
Loss on change in fair value of convertible notes	47,092	199,000
Exchange difference, net	(141,902)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,536)	-
Prepayments, deposits and other receivables	(70,182)	(56,812)
Inventory	(1,105)	-
Accounts payable	-	989,854
Amount due from a director	189,474	(189,474)
Deferred tax liabilities	(38,138)	-
Operating lease liabilities	(298,670)	(122,527)
Accrued expenses and other payables	78,085	(134,490)

Net cash used in operating activities	(3,620,605)	(956,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(71,068)	(371)
Issuance of notes receivable	-	(2,291,760)
Repayment of notes receivable	-	50,000
Acquisition of NPI, net of cash on hand	-	185,117
Acquisition of intangible assets	(3,483)	-

Net cash used in investing activities	(74,551)	(2,057,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	3,636,980	1,570,014
Proceeds from convertible notes issuance	800,000	230,000
Advance from a director	218,897	1,396,576
Repayment to a director	(480,151)	(258,277)
(Repayment to) Loan from a shareholder	(60,075)	60,075
Advance to shareholders	(52,265)	-

Net cash provided by financing activities	4,063,386	2,998,388

Effects of exchange rate changes on cash and cash equivalents	(13,163)	-

Net increase (decrease) in cash and cash equivalents	355,067	(15,475)
Cash and cash equivalents, beginning of year	432,087	447,562
CASH AND CASH EQUIVALENTS, END OF YEAR	$787,154	$432,087

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of NPI	-	1,429,279
Common stock issued to note holders	-	325,000

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$66,000	$60,000

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the YEARS ended August 31, 2021 and 2020

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

The Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $23,001,067 and $1,521,119 respectively as of August 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The Company estimates fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, including projected sales, gross margins, selling, general and administrative expenses, and capital expenditures, and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When the Company performs goodwill impairment testing, its assumptions are based on annual business plans and other forecasted results, which it believes represent those of a market participant. The Company selects a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is impairment of $1,226,419 and $nil on the goodwill recorded in the Company’s financial statements for the years ended August 31, 2021 and 2020, respectively. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below the Company’s original expectations.

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

On September 1, 2018 (before the acquisition of NPI (Note 1)), JFB appointed LOC to develop a mobile application in four stages for a total consideration of TWD20,000,000 ($651,466), payable in the form of shares of common stock of the Company. As of August 31, 2019, the first and second stages of development for the basic functions of the mobile application have been completed, and the Company has issued a total of 908,678 of restricted shares of common stock in aggregate at $0.50 per share for the work completed up to August 31, 2019. The Company has expensed $454,339 development costs for the first and second development stage in general and administrative expenses for the year ended August 31, 2019. In August 2020, the development of the mobile application has been completed, and the Company expensed $0.2 million development costs in general and administrative expenses for the year ended August 31, 2020. Further $0.6 million was incurred for additional functions developed and $0.2 million was incurred for the acquisition of the ownership of the intellectual property (Note 6).

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

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

Revenue by major product line

	Year ended August 31,
	2021	2020
Provision of investment platform services	$19,606	$6,667
Provision of software development service and maintenance service	75,560	-
	$95,166	$6,667

Revenue by recognition over time vs point in time

	Year ended August 31,
	2021	2020
Revenue by recognition over time	$95,166	$6,667
Revenue by recognition at a point in time	-	-
	$95,166	$6,667

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of August 31, 2021, the Company’s remaining performance obligations were $16,225, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the year ended August 31, 2021:

Receipt in advance	August 31, 2021	August 31, 2020

Balance as of September 1	$2,896	$-
Advances received from customers related to unsatisfied performance obligations	15,903	2,826
Revenue recognized from beginning contract liability balance	(3,014)	-
Exchange difference	440	70
Balance as of August 31	$16,225	$2,896

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

For the year ended August 31, 2021 and 2020, the total R&D expenses were $602,118 and $nil, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the years ended August 31, 2021 and 2020, advertising costs totaled $168,535 and $nil respectively.

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

For the year ended August 31, 2021 and 2020, redeemable point liability charged as selling and marketing expenses were $35,111 and $nil, respectively.

As of August 31, 2021 and 2020, liabilities recorded related to unredeemed points were $75,648 and $40,003, respectively, which were included in other payables (note 8).

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

Inventory as of August 31, 2021 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Intangible assets

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

Impairment of long-lived assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment of $88,415 and $nil has been recorded by the Company for the years ended August 31, 2021 and 2020, respectively. The impairment loss of intangible assets was primarily attributable to the financial performance of NPI’s technical know-hows fall below the Company’s original expectations and they assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of August 31, 2021 and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	Year ended August 31,
	2021	2020

Net loss	$(11,693,492)	$(9,842,829)
Weighted average number of shares of common stock outstanding - Basic and diluted (Note)	143,714,764	115,207,489
Net loss per share - Basic and diluted	$(0.08)	$(0.09)

Note: Including 1,122,668 vested shares granted as stock compensation but not yet issued for the year ended August 31, 2021; and including 5,500,000 shares to be canceled, 593,750 shares as stock compensation and 375,000 shares to be issued to investors for the year ended August 31, 2020 (note 13).

As of August 31, 2021 and 2020, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

On September 1, 2019, the Company adopted ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). Before the adoption of this guidance, the equity-classified share-based awards held by non-employees were subject to re-measurement through each vesting date. Upon the adoption of this guidance, the Company no longer re-measures equity-classified share-based awards granted to consultants or non-employees at each reporting date through the vesting date and the accounting for these share-based awards to consultants or non-employees and employees was substantially aligned.

Cancellation of a share-based payment by the entity results in accelerated recognition of any unrecognized cost. Cancellation by the counterparty does not change recognition of the compensation cost. The termination of an employee that resulted in the forfeiture of share-based awards is not considered to be a cancellation of the awards.

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

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Company’s subsidiary in Seychelles, the PRC, Taiwan and Hong Kong maintains its books and record in United States Dollars (“US$”), Renminbi (“RMB”), New Taiwanese Dollars (“NT$”) and Hong Kong Dollars (“HK$”) respectively, which are the primary currencies of the economic environment in which the entities operate (the functional currencies).

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement,” using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income as a component of shareholders’ equity.

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31, 2021	As of and for the year ended August 31, 2020
Year-end / average HK$ : US$ 1 exchange rate	7.80	7.80
Year-end NT$ : US$ 1 exchange rate	27.66	29.37
Year-average NT$ : US$ 1 exchange rate	28.22	30.10
Year-end RMB : US$ 1 exchange rate	6.46	6.85
Year-average RMB : US$ 1 exchange rate	6.54	7.03

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, deposits, accounts payable and accrued liabilities, balances due with directors and shareholders, convertible notes payable and bonds payable approximate at their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at	Fair Value Measurement at
	August 31, 2020	August 31, 2020
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$104,000	$-	$-	$104,000

	Carrying Value at	Fair Value Measurement at
	August 31, 2021	August 31, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$990,000	$-	$-	$990,000

A summary of changes in financial liabilities for the year ended August 31, 2021 was as follows:

Balance at September 1, 2019	$-
Issuance of convertible notes	230,000
Interest expenses on convertible notes	3,997
Interest waived on conversion of convertible notes	(3,997)
Change in fair value of convertible notes	199,000
Conversion of convertible notes	(325,000)
Balance at September 1, 2020	$104,000
Issuance of convertible notes	800,000
Interest paid	(6,000)
Interest expenses on convertible notes	44,908
Change in fair value of convertible notes	47,092
Balance at August 31, 2021	$990,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Teh-Ling Chen	Li-Ching Yang	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang Chin-Chiang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	February 24, 2020	February 27, 2020	March 18, 2020	November 2, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	1.25%	1.06%	0.54%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.25	$1.25	$1.20	$0.12	$3.00	$2.00
Conversion Price	$1.00 (i)	$1.00 (i)	$1.00 (i)	$0.40	$0.40	$0.40
	$1.50 (ii)	$1.50 (ii)	$1.50 (ii)
Volatility	27.82%	27.94%	34.20%	41.51%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	2.71%	2.96%	6.88%	7.52%	6.93%	6.76%
Liquidity Risk Premium	42.09%	36.26%	51.08%	77.62%	78.14%	75.73%

Appraisal Date			August 31, 2020
Risk-free Rate	N/A	N/A	0.13%	N/A	N/A	N/A
Applicable Closing Stock Price	N/A	N/A	$1.00	N/A	N/A	N/A
Conversion Price	N/A	N/A	$0.40	N/A	N/A	N/A
Volatility	N/A	N/A	43.71%	N/A	N/A	N/A
Dividend Yield	N/A	N/A	0.00%	N/A	N/A	N/A
Credit Spread	N/A	N/A	3.80%	N/A	N/A	N/A
Liquidity Risk Premium	N/A	N/A	76.69%	N/A	N/A	N/A

Appraisal Date			August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021
Risk-free Rate	N/A	N/A	0.05%	0.09%	0.10%	0.12%
Applicable Closing Stock Price	N/A	N/A	$2.01	$2.01	$2.01	$2.01
Conversion Price	N/A	N/A	$0.40	$0.40	$0.40	$0.40
Volatility	N/A	N/A	45.20%	49.90%	49.76%	48.45%
Dividend Yield	N/A	N/A	0.00%	0.00%	0.00%	0.00%
Credit Spread	N/A	N/A	3.63%	3.63%	3.63%	3.63%
Liquidity Risk Premium	N/A	N/A	84.04%	86.98%	86.63%	85.12%

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

Accounting Pronouncements Issued But Not Yet Adopted

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

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
$1,429,279

The transaction resulted in a purchase price allocation of $2,974,364 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of NPI and the synergies expected from the combined operations of NPI and the Company, the assembled workforce and their knowledge and experience in provision of products and projects utilizing NPI’s technical know-hows and FinTech App development. The total amount of the goodwill acquired is not deductible for tax purposes.

The movement of the goodwill for the years ended August 31, 2021 and 2020 are as follows:

Balance as of September 1, 2019	$-
Acquisition of NPI	2,974,364
Balance as of August 31, 2020	$2,974,364
Impairment of goodwill in relation to NPI	(1,226,419)
Balance as of August 31, 2021	$1,747,945

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of August 31, 2021, the Company performed testing on reporting unit of the Fintech App development.

The Company first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For those reporting units where it is determined that it is more likely than not that their fair values are less than the units’ carrying amounts, the Company will perform the first step of a two-step quantitative goodwill impairment test. After performing the assessment, if the carrying amounts of the reporting units are higher than their fair values, the Company will perform the second step of the two-step quantitative goodwill impairment test.

In 2021, the Company performed qualitative assessments for FinTech App development reporting unit. Based on the requirements of ASC 350-20-35-3C through ASC 350-20-35-3G, the Company evaluated all relevant factors, weighed all factors in their totality. As the financial performance of FinTech App development reporting unit was below original expectations, fair value of this reporting unit was indicated to be lower than its carrying value. For this reporting unit, where it was determined that it was more likely than not that its fair value was less than the units’ carrying amount after performing the qualitative assessment, as a result, the Company performed the two-step quantitative goodwill impairment test for these two reporting units.

For the two-step goodwill impairment test, the Company estimated the fair value with either income approach or asset approach for specific reporting unit components. With the income approach, the Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on the best estimate of future net sales and operating expenses, based primarily on expected expansion, pricing, market share, and general economic conditions. Certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any. Asset based approach is used in evaluating the fair value of some specific components which is deemed as the most prudent approach due to the unpredictability of future cash flows.

The result of step one impairment test for the FinTech App development reporting unit failed, with its determined fair value lower than the book value. The Company performed step two impairment test, applying the income approach, resulting an impairment loss of goodwill of $1,226,419 being recorded for the year ended August 31, 2021. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below the Company’s original expectations.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of August 31, 2021 and 2020 are summarized below:

	As of August 31,
	2021	2020
Furniture and fixtures	$64,791	$20,159
Office equipment	32,038	65,809
Leasehold improvements	83,883	18,832
Total	180,712	104,800
Less: Accumulated depreciation	(110,952)	(71,133)
Plant and equipment, net	$69,760	$33,667

Depreciation expense, classified as operating expenses, was $36,674 and $9,349 for the year ended August 31, 2021 and 2020 respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets, net, as of August 31, 2021 and 2020 consisted of the following:

	As of August 31,
	2021	2020
Investment platform (a)	$30,000	$30,000
Technical know-hows (Note 3)	818,200	818,200
Trademarks	3,483	-
Total	851,683	848,200
Less: Accumulated amortization	(108,959)	(6,500)
Impairment	(111,915)	(23,500)
Intangible assets, net	$630,809	$818,200

Amortization expense for intangible assets was $102,459 and $nil, respectively, for the years ended August 31, 2021 and 2020.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. Impairment loss of $88,415 and $nil was recognized for the years ended August 31, 2021 and 2020, respectively. The impairment loss of intangible assets was primarily attributable to the financial performance of NPI’s technical know-hows fall below the Company’s original expectations and they assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses.

As of August 31, 2021, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending August 31,
2022	$89,993
2023	89,993
2024	89,993
2025	89,993
2026 and thereafter	270,837
Total	$630,809

6. RELATED PARTY TRANSACTIONS

	Year ended August 31,
	2021	2020
Professional fee - Greenpro Financial Consulting Limited (a)	$-	$21,753
Computer and networking - LOC (note 2)	-	1,000,000
Rental expense (b)	19,135	-
Other income:
Other income from Greenpro LF Limited(c)	1,838	-
Note interest income from LOC (d)	-	92,395
Note interest income from BJDC (d)	-	45,231

(a)	The directors of Greenpro Financial Consulting Limited (Mr. Lee Chong Kuang and Mr. Loke Che Chan) are also the directors of the investment managers of Greenpro Asia Strategic SPC, a 4.75% shareholder of the Company. This fee is due for payment to Greenpro Financial Consulting Limited upon receipt of an invoice.

Greenpro Financial Consulting Limited provides services to the Company and the Company incurred professional fees $nil and $21,753 for the year ended August 31, 2021 and 2020, respectively. There is no accrued amount as of August 31, 2021 and 2020.

(b)	On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder. The lease was renewed on April 1, 2021 for additional one-year term. The monthly lease was for the amount of NTD 45,000 ($1,595), with a term of one year. During the year ended August 31, 2021, the Company recognized rental expenses of $19,135 that are included in general and administrative expenses.

(c)	Greenpro LF Limited, a Seychelles company, owned by Mr. Lin Yi-Hsiu, a director of the Company and Mr. Lee Chong Kuang.

(d)

From April 2019, the Company entered into multiple loan agreements with LOC and loaned LOC a total amount of $2,164,082 as of August 31, 2020. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through August 2021.

From May 2019, the Company entered into multiple short-term loan agreements with BJDC and loaned this company a total amount of $841,763 as of August 31, 2020. The loans are secured by personal guarantees of certain of its ultimate shareholders, bear interest at 8% per annum, and are due on various dates through August 2021.

Interest totaled $137,626 was charged to these two companies for the year ended August 31, 2020.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of August 31,
	2021	2020
Rental and management fee deposits	$120,831	$137,088
Other prepaid expenses	194,040	81,108
Staff advances	-	2,970
Other taxes recoverable	19,183
	334,054	221,166
Less: non-current portion
Rental and management fee deposits	54,204	-
Other prepaid expenses	48,135	-
Prepayments, deposits and other receivables, non-current	102,339	-
Prepayments, deposits and other receivables, current	$231,715	$221,166

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of August 31,
	2021	2020
Accrued interests (Notes 9, 10 and 11)	$2,935	$6,191
Accrued expenses	295,686	240,172
Unearned income	-	2,222
Other taxes payable	-	31,871
Other payable	75,648	43,661
	$374,269	$324,117

The Company signed an agreement with a third party whereby the Company authorizes the third party to use the Company’s investment platform and related applications for a period until December 31, 2020, for an upfront fee. An additional fee is charged upon the third party’s sale of products on the Company’s mobile application. Unearned income on this contract was $nil and $2,222 as of August 31, 2021 and 2020, respectively.

9. DUE FROM (TO) SHAREHOLDERS, DIRECTORS AND A RELATED COMPANY

	As of August 31,	As of August 31,
	2021	2020
Loan to Cheng Hung-Pin (a shareholder)	$-	$34,048

Due from a director:
Cheng Shui-Fung	$-	$189,474

Due from a related company:
Greenpro LF Limited	$-	$36,666

Due to a director:
Lin Yi-Hsiu	$1,098,374	$1,400,459

Loan from Hsu Kuo-Hsun (a shareholder)	$-	$60,075

Due to shareholders:
Tu Yu-Cheng	$50,591	$96,530
Cheng Hung-Pin	800	800
Huang Mei-Ying	800	800
Lo Shih-Chu	800	800
Chen Jun-Yuan	800	800

	$53,791	$99,730

On March 10, 2020, LOC entered into a loan agreement with Cheng Hung-Pin and loaned him $33,322 (NT$1,000,000). The loan is unsecured, bears interest at a rate of 3% per annum and repayable on demand. The loan was fully repaid on May 12, 2021.

On July 20, 2020, the Company obtained a loan of RMB420,000 ($60,075) from Hsu Kuo-Hsun which accrues interest at the rate of 8% per annum. The loan is due on July 17, 2021 and Mr. Lin Yi-Hsiu would be liable when the Company fails to repay. The loan was fully repaid on May 26, 2021. Interest of $nil and $544 was accrued as of August 31, 2021 and 2020, respectively.

Amounts due from (to) shareholders, directors and a related company are unsecured, interest-free with no fixed payment term.

10. BONDS PAYABLE

The Company had entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate principal amount and an aggregate purchase price of $600,000. The bond will mature in three years from August 14, 2019. Interest on the bond will be payable on semi-yearly basis at 10% per annum. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest(s) to the Purchaser. Interest of $2,935 was accrued as of August 31, 2021 and August 31, 2020.

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

Fair value of the convertible promissory notes of $990,000 and $104,000 as of August 31, 2021 and 2020 respectively are determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Group uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

During the years ended August 31, 2021 and 2020, interest of $44,908 and $3,997 were incurred on the Notes, respectively.

12. INCOME TAXES

For the years ended August 31, 2021 and 2020, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Year ended August 31,
	2021	2020
Tax jurisdictions from:
- Local	$(5,200,428)	$(6,387,031)
- Foreign, representing
Seychelles	(1,610)	(1,603)
British Virgin Islands	(89,403)	-
Taiwan	(3,077,725)	76,245
PRC	(594,153)	-
Hong Kong	(2,768,311)	(3,530,440)
Loss before income tax	$(11,731,630)	$(9,842,829)

The components of the provision for income taxes benefits are:

	Year ended August 31,
	2021	2020
Current	$-	$-
Deferred	(38,138)	-
Total income tax benefits	$(38,138)	$-

The provision for income taxes consisted of the following:

	Year ended August 31,
	2021	2020
Loss before income taxes	$(11,731,630)	$(9,842,829)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(2,463,642)	(2,066,994)
Reconciling items:
Non-deductible expenses	413,599	1,980
Share-based payments	1,378,279	1,693,125
Tax effect of tax exempt entity	19,113	337
Rate differential in different tax jurisdictions	18,838	158,107
Valuation allowance on deferred tax assets	595,675	213,445
Income tax benefits	$(38,138)	$-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of August 31, 2021, the operations in the United States of America incurred $2,237,348 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of August 31, 2021 and 2020, the Company has provided for a full valuation allowance of $469,843 and $339,334, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $16,000) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% since 2020 if taxable income exceeds NT$120,000 (approximately $3,900). As of August 31, 2021, LOC had net operating loss carry-forwards in Taiwan of $3,090,707, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $618,141 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of August 31, 2021, BJDC had net operating loss carry-forwards in the PRC of $1,831,208, which will expire in various years through 2028. The Company has provided for a full valuation allowance of $457,802 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of August 31, 2021, the operations in Hong Kong incurred $2,843,554 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of August 31, 2021 and 2020, the Company has provided for a full valuation allowance of approximately $469,186 and $357,545, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of August 31, 2021 and 2020 are presented below:

	As of August 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(469,843)	$(339,334)
– Taiwan	(618,141)	(81,803)
– PRC	(457,802)	(309,264)
– Hong Kong	(469,186)	(357,545)
Less: valuation allowance	2,014,972	1,087,946
	$-	$-
Deferred tax liabilities:
Intangible assets- Technical know-hows	$125,502	$163,640

13. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation  based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000 and $1,000,000, respectively, which was calculated based on a price per share of $0.50 and $0.40, respectively and amortized over the service term. During the year ended August 31, 2021 and 2020, the Company amortized $1,000,000 and $1,250,000, respectively, as remuneration.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock was $600,000, which was calculated based on a price per share of $0.40 and amortized over the service term. During the year ended August 31, 2021 and 2020, the Company amortized $600,000 and $750,000, respectively, as remuneration.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business development services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $40,000 in the form of 2,000,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,000,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2021 and 2020, the Company amortized $nil and $1,000,000, respectively, as consulting expenses under this agreement.

On September 1, 2019, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $50,000 in the form of 2,500,000 shares of restricted common stock, which vested on September 15, 2019, prorated for any partial year. The fair value of the shares of restricted common stock was $1,250,000, which was calculated based on a price per share of $0.50 and amortized over the service term. During the year ended August 31, 2021 and 2020, the Company amortized $nil and $1,250,000, respectively, as consulting expenses under this agreement.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. The shares were granted on July 7, 2020. On March 1, 2021, the Company renewed the consulting agreement for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $750,000 and $100,000, respectively which was calculated based on a price per share of $0.50 and $0.10 respectively and amortized over the service term. During the year ended August 31, 2021 and 2020, the Company amortized $425,000 and $375,000, respectively, as consulting expenses under this agreement.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of Restricted Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Restricted Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. In addition, on that same day, the Company’s board of directors approved an aggregate of 3,000,000 shares to a service provider in exchange for services rendered. As of August 31, 2020, 5,000,000 and 3,000,000 shares of common stock of the Company have been issued to the employee and service provider respectively. The fair value of the shares of restricted common stock to them was $3,200,000, which was calculated based on a price per share of $0.40. For the year ended August 31, 2021, a further 4,928,918 shares were vested to the employee upon achievement of the milestones set forth in the employee’s offer letters. During the year ended August 31, 2021, the Company amortized $nil and $1,971,567 as professional fees and salaries respectively. During the year ended August 31, 2020, the Company amortized $1,200,000 and $2,237,500 as professional fees and salaries respectively. The shares were granted on July 7, 2020.

From May to August 2020, the Company entered into securities purchase agreement with several accredited investors whereby the investors purchased a total of 3,925,035 shares of the Company’s common stock at $0.40 per share. The Company received aggregate gross proceeds of $1,570,014. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The Company issued 3,550,035 shares in July 2020 and the remaining was issued by early January 2021.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to a staff, pursuant to which the staff agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff received a monthly compensation in the form of NT$77,000 ($2,717) for the first three months (probationary period) and thereafter NT$92,500 ($3,264) in cash. In addition, The staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if the staff met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the year ended August 31, 2021 and 2020, the Company recognized $50,000 and $nil respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into an agreement with a company for provision of consulting services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In February 2021, both parties agreed to amend the annual compensation to $57,750. In addition, for the services of its employees on a one-year term, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share on September 15, 2020 and will be amortized over the service term. During the year ended August 31, 2021 and 2020, the Company recognized $383,334 and $5,500 as compensation under these arrangements. The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to a staff, pursuant to which the staff agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff received a monthly compensation in the form of NT$77,000 ($2,717) in cash. In addition, the staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if the staff met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the year ended August 31, 2021 and 2020, the Company recognized $50,000 and $nil respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultants in the form of 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the year ended August 31, 2021 and 2020, the Company amortized $2,083,334 and $nil respectively as consulting expenses under these agreements.

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

From May 2020 to August 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 37,157,535 shares of the Company’s common stock at an average price of $0.140 per share. The Company received aggregate gross proceeds of $5,206,994. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by August 30, 2021.

As of August 31, 2021, unrecognized share-based compensation expense was $2,274,266.

As of August 31, 2021, 100,000 shares were granted to employees and vested but not yet issued.

14. COMMITMENTS AND CONTINGENCIES

During the year ended August 31, 2021, the Company entered into agreements with independent third parties to lease office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong on a monthly basis, for the operations of the Company. Rental expense for the year ended August 31, 2021 and 2020 was $333,118 and $130,999, respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of August 31, 2021:

Year ending August 31,
2022	$11,388
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Present value of lease liabilities	$11,388

As of August 31, 2021, the Company had future minimum lease payments for non-cancelable short-term operating leases of $11,388 payable to a shareholder.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the year ended August 31,
	2021	2020

Operating lease cost – classified as general and administrative expenses	$292,567	$128,580
Weighted Average Remaining Lease Term – Operating leases	0.95 years	1.30 years
Weighted Average Discounting Rate – Operating leases	4.20%	5.53%

The following is a schedule, by years, of maturities of lease liabilities as of August 31, 2021:

Operating leases

2022	$286,843
2023	89,857
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	376,700
Less: imputed interest	(24,345)
Present value of lease liabilities	$352,355

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $129,000 and $86,000 as of August 31, 2021 and 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $69,000 and $28,000 as of August 31, 2021 and 2020, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

15. SUBSEQUENT EVENTS

On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock for the first year was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term.

On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2021. The fair value of the shares of restricted common stock was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term.

On September 3, 2021, the Company entered into a securities purchase agreement with an individual accredited investor whereby the investor purchased 100,000 shares of the Company’s common stock at a price of $0.25 per share. The Company received gross proceeds of $25,000. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued on September 8, 2021.

On September 28, 2021, the Company entered into a securities purchase agreement with an accredited investor whereby the investor purchased 800,000 shares of the Company’s common stock at a price of $0.25 per share. The Company received gross proceeds of $200,000. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued on October 5, 2021.

On October 5, 2021, the Company received the second tranches gross proceeds of $250,000 from the individual accredited investor who entered into a securities purchase agreement with the Company on August 20, 2021 whereby the investor may purchase up to 6,000,000 shares of Common Stock at a price of $0.10 per share in three tranches: up to 1,000,000 shares purchasable on or before August 31, 2021, in the first tranche, and up to 2,500,000 shares purchasable in each of the second and third tranches on or before October 29, 2021, and December 31, 2021, respectively, to purchase 2,500,000 shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued on October 7, 2021.

On October 27, 2021, the Company entered into a securities purchase agreement with an individual accredited investor whereby the investor purchased 200,000 shares of the Company’s common stock at an average price of $0.25 per share. The Company received aggregate gross proceeds of $50,000. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued on October 29, 2021.

On October 28, 2021, the Company entered into a securities purchase agreement with an individual accredited investor whereby the investor purchased 560,000 shares of the Company’s common stock at a price of $0.25 per share. The Company received gross proceeds of $140,000. Pursuant to the terms of the securities purchase agreement, the investors will have piggyback registration rights with respect to the shares. The shares were issued on October 29, 2021.

On December 9, 2021, the Company received the third tranches gross proceeds of $250,000 from the individual accredited investor who entered into a securities purchase agreement with the Company on August 20, 2021 whereby the investor may purchase up to 6,000,000 shares of Common Stock at a price of $0.10 per share in three tranches: up to 1,000,000 shares purchasable on or before August 31, 2021, in the first tranche, and up to 2,500,000 shares purchasable in each of the second and third tranches on or before October 29, 2021, and December 31, 2021, respectively, to purchase 2,500,000 shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares are not yet issued.

