Form 10-Q
period 2021-11-30
Leader Capital Holdings Corp.
filed 2022-01-19
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 14, 2022
Common Stock, $0.0001 par value	167,959,219

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	general economic conditions and events and the impact they may have on us and our clients, including but not limited to the impact of COVID-19;

●	changes or developments in laws, regulations or taxes in our industry;

●	there are uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations;

●	competition in our industry;

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	proceedings brought by the SEC against China-based accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act.;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	November 30, 2021	August 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,894	$787,154
Accounts receivable	1,282	1,567
Prepayments, deposits and other receivables	241,347	231,715
Inventory	13,424	1,128
Due from a shareholder	6,000	-
Total current assets	577,947	1,021,564

Non-current assets
Plant and equipment, net	82,011	69,760
Intangible assets	608,310	630,809
Goodwill	1,747,945	1,747,945
Operating lease right-of-use assets, net	389,285	352,354
Prepayments, deposits and other receivables	78,486	102,339
Total non-current assets	2,906,037	2,903,207

TOTAL ASSETS	$3,483,984	$3,924,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$498,259	$374,269
Contract liabilities	3,441	16,225
Operating lease liability, current	277,408	292,024
Bonds payable	600,000	600,000
Convertible notes payable to related parties	938,000	108,000
Due to shareholders	146,836	53,791
Due to a director	987,922	1,098,374
Total current liabilities	3,451,866	2,542,683

Non-current liabilities
Operating lease liability, non-current	111,878	60,331
Deferred tax liabilities	121,020	125,502
Convertible notes payable to related parties	128,000	882,000
Total non-current liabilities	360,898	1,067,833

TOTAL LIABILITIES	$3,812,764	$3,610,516

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 162,109,219 and 157,949,219 shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively	16,211	15,795
Additional paid-in capital	24,970,454	23,470,641
Accumulated other comprehensive income	(195,491)	(171,114)
Accumulated deficits	(25,119,954)	(23,001,067)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	$(328,780)	$314,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,483,984	$3,924,771

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the three months ended
	November 30, 2021	November 30, 2020

REVENUE	$14,805	$22,863

OPERATING EXPENSES
Research and development expenses	(146,283)	(146,971)
Sales and marketing expenses	(213,772)	(109,702)
General and administrative expenses	(1,670,490)	(2,953,167)

LOSS FROM OPERATIONS	(2,015,740)	(3,186,977)

Interest expense	(28,500)	(15,446)

Loss on change in fair value of convertible notes	(104,500)	(481,043)

OTHER INCOME
Exchange difference, net	24,920	-
Other income – from related parties	-	1,823
Other income – from non-related parties	451	19,469
	25,371	21,292

LOSS BEFORE INCOME TAX	(2,123,369)	(3,662,174)

Income tax benefit	4,482	5,114

NET LOSS	$(2,118,887)	$(3,657,060)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(24,377)	(207)

TOTAL COMPREHENSIVE LOSS	$(2,143,264)	$(3,657,267)

Net loss per share - Basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares of common stock outstanding - Basic and diluted	160,879,360	136,921,376

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	EQUITY (DEFICIT)

Balance as of September 1, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255
Shares issued in private placement	4,160,000	416	664,584	-	-	665,000
Share based compensation	-	-	835,229	-	-	835,229
Foreign currency translation adjustment	-	-	-	(24,377)	-	(24,377)
Net loss	-	-	-	-	(2,118,887)	(2,118,887)
Balance as of November 30, 2021	162,109,219	$16,211	$24,970,454	$(195,491)	$(25,119,954)	$(328,780)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares to be issued in private placement	-	-	198,000	-	-	198,000
Cancellation of restricted shares	(5,500,000)	(550)	550	-	-	-
Share compensation	-	-	2,159,260	-	-	2,159,260
Foreign currency translation adjustment	-	-	-	(207)	-	(207)
Net loss	-	-	-	-	(3,657,060)	(3,657,060)
Balance as of November 30, 2020	129,974,219	$12,998	$15,630,483	$(207)	$(14,964,635)	$678,639

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the three months ended
	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,118,887)	$(3,657,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	104,500	481,043
Share based compensation	835,229	2,159,261
Amortization of operating lease right-of-use assets	81,470	69,867
Depreciation and amortization	32,354	35,822
Exchange difference, net	(24,920)	-
Changes in operating assets and liabilities:
Accounts receivable	282	-
Prepayments, deposits and other receivables	13,059	56,568
Inventory	(12,240)	(12,291)
Amount due from a director	-	189,474
Deferred tax liabilities	(4,482)	(5,114)
Operating lease liabilities	(81,470)	(71,575)
Accrued expenses and other payables	82,935	(12,838)

Net cash used in operating activities	(1,092,170)	(766,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(22,005)	(58,609)
Acquisition of intangible assets	-	(1,023)

Net cash used in investing activities	(22,005)	(59,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	665,000	198,000
Proceeds from convertible notes issuance	-	700,000
Advance to a shareholder	(6,000)	-
Advance / Repayment from shareholders	92,740	4,160
Repayment to a director	(110,000)	-
Advance from a director	-	30,401

Net cash provided by financing activities	641,740	932,561

Effects of exchange rate changes on cash and cash equivalents	1,175	12,332

Net (decrease) increase in cash and cash equivalents	(471,260)	118,418
Cash and cash equivalents, beginning of period	787,154	432,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$315,894	$550,505

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$42,000	$36,666

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended November 30, 2021 and 2020

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

The Company has adopted August 31 as its fiscal year end. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s annual report on amended Form 10-K for the year ended August 31, 2021.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2021, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $25,119,954 and $2,873,919, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

No development costs were expensed as general and administrative expenses for the three months ended November 30, 2021 and 2020.

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

Revenue by major product line

	For the three months ended
	November 30, 2021	November 30, 2020
Provision of investment platform services	$3,242	$3,620
Provision of software development service and maintenance service	11,563	19,243
	$14,805	$22,863

Revenue by Recognition Over Time vs Point in Time

	For the three months ended
	November 30, 2021	November 30, 2020
Revenue by recognition over time	$14,805	$22,863
Revenue by recognition at a point in time	-	-
	$14,805	$22,863

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of November 30, 2021, the Company’s remaining performance obligations were $3,441, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the three months ended November 30, 2021 and 2020:

Receipt in advance	2021	2020

Balance as of September 1	$16,225	$2,896
Advances received from customers related to unsatisfied performance obligations	1,348	10,937
Revenue recognized from beginning contract liability balance	(14,055)	(2,951)
Exchange difference	(77)	160
Balance as of November 30	$3,441	$11,042

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

For the three months ended November 30, 2021 and 2020, the total R&D expenses were $146,283 and $146,971, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the three months ended November 30, 2021 and 2020, advertising costs totaled $210,603 and $97,361, respectively.

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

For the three months ended November 30, 2021 and 2020, redeemable point liability charged as sales and marketing expenses were $3,169 and $12,341, respectively.

As of November 30, 2021 and August 31, 2021, liabilities recorded related to unredeemed points were $78,750 and $75,648, respectively, which were included in other payables (note 8).

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

Inventory as of November 30, 2021 and August 31, 2021 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the three months ended November 30, 2021 and 2020.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of November 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the three months ended
	November 30, 2021	November 30, 2020

Net loss	$(2,118,887)	$(3,657,060)
Weighted average number of shares of common stock outstanding - Basic and diluted*	160,879,360	136,921,376
Net loss per share - Basic and diluted	$(0.01)	$(0.03)

*	Including 3,571,157 shares granted and vested but not yet issued for the period ended November 30, 2021; and including 11,243,986 shares that were granted and vested but not yet issued and 870,000 shares to be issued to investors for the period ended November 30, 2020.

As of November 30, 2021 and August 31, 2021, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of November 30, 2021	As of August 31, 2021

Period-end HK$ : US$ 1 exchange rate	7.80	7.80
Period-end NT$ : US$ 1 exchange rate	27.69	27.66
Period-end RMB : US$ 1 exchange rate	6.36	6.46

	For the three months ended,
	November 30, 2021	November 30, 2020

Period average HK$ : US$ 1 exchange rate	7.80	7.80
Period average NT$ : US$ 1 exchange rate	27.82	28.82
Period average RMB : US$ 1 exchange rate	6.42	6.72

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at
	August 31, 2021	Fair Value Measurement at August 31, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$990,000	$-	$-	$990,000

	Carrying Value at
	November 30, 2021	Fair Value Measurement at November 30, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$1,066,000	$-	$-	$1,066,000

A summary of changes in financial liabilities for the three months ended November 30, 2021 and 2020 was as follows:

	2021	2020

Balance at September 1	$990,000	$104,000
Issuance of convertible notes	-	700,000
Fair value loss on issuance of convertible notes	-	383,962
Interest paid	(42,000)	-
Interest expenses on convertible notes	13,500	1,957
Change in fair value of convertible notes	104,500	97,081
Balance at November 30	$1,066,000	$1,287,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang Chin-Chiang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	March 18, 2020	November 2, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	0.54%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.20	$0.12	$3.00	$2.00
Conversion Price	$1.00 (i)	$0.40	$0.40	$0.40
	$1.50 (ii)
Volatility	34.20%	41.51%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Credit Spread	6.88%	7.52%	6.93%	6.76%
Liquidity Risk Premium	51.08%	77.62%	78.14%	75.73%

Appraisal Date	August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021
Risk-free Rate	0.05%	0.09%	0.10%	0.12%
Applicable Closing Stock Price	$2.01	$2.01	$2.01	$2.01
Conversion Price	$0.40	$0.40	$0.40	$0.40
Volatility	45.20%	49.90%	49.76%	48.45%
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Credit Spread	3.63%	3.63%	3.63%	3.63%
Liquidity Risk Premium	84.04%	86.98%	86.63%	85.12%

Appraisal Date	November 30, 2021	November 30, 2021	November 30, 2021	November 30, 2021
Risk-free Rate	0.06%	0.21%	0.22%	0.27%
Applicable Closing Stock Price	$2.00	$2.00	$2.00	$2.00
Conversion Price	$0.40	$0.40	$0.40	$0.40
Volatility	40.85%	45.24%	44.93%	44.80%
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Credit Spread	3.63%	3.63%	3.63%	3.63%
Liquidity Risk Premium	77.29%	78.58%	79.72%	77.03%

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The Company adopted ASU 2019-12 on September 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective September 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statement presentation or disclosures.

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

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

The movement of the goodwill for the three months ended November 30, 2021 and 2020 are as follows

	2021	2020

Balance as of September 1 and November 30	$1,747,945	$2,974,364

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. No impairment loss of goodwill of the reporting unit of the Fintech App development was recognized for the three months ended November 30, 2021 and 2020.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of November 30, 2021 and August 31, 2021 are summarized below:

	As of November 30, 2021	As of August 31, 2021
Furniture and fixtures	$66,929	$64,791
Office equipment	32,020	32,038
Leasehold improvement	87,884	83,883
Total	186,833	180,712
Less: Accumulated depreciation	(104,822)	(110,952)
Plant and Equipment, net	$82,011	$69,760

Depreciation expenses, classified as operating expenses, were $9,855 and $10,227 for the three months ended November 30, 2021 and 2020, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of November 30, 2021 and August 31, 2021 are summarized below:

	As of November 30, 2021	As of August 31, 2021
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	3,483	3,483
Total	851,683	851,683
Less: Accumulated amortization	(131,458)	(108,959)
Impairment	(111,915)	(111,915)
Intangible assets, net	$608,310	$630,809

Amortization expense for intangible assets was $22,499 and $25,595 for the three months ended November 30, 2021 and 2020, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the three months ended November 30, 2021 and 2020.

As of November 30, 2021, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending November 30,
2022	$89,993
2023	89,993
2024	89,993
2025	89,993
2026 and thereafter	248,338
Total	$608,310

6. RELATED PARTY TRANSACTIONS

	For the three months ended
	November 30, 2021	November 30, 2020

Other Income:
Miscellaneous income from Greenpro LF Limited (a)	$-	$1,823

(a)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of November 30, 2021	As of August 31, 2021

Rental and management fee deposits	$128,159	120,831
Other prepaid expenses	163,214	194,040
Other taxes recoverable	28,460	19,183
	$319,833	334,054
Less: non-current portion
Rental and management fee deposits	54,419	54,204
Other prepaid expenses	24,067	48,135
Prepayments, deposits and other receivables, non-current	78,486	102,339
Prepayments, deposits and other receivables, current	$241,347	231,715

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of November 30, 2021	As of August 31, 2021
Accrued interests (Note 10)	$17,935	2,935
Accrued payroll	248,745	207,863
Other accrued expenses	152,829	87,822
Other payables	78,750	75,648
	$498,259	374,269

9. DUE FROM (TO) SHAREHOLDERS AND DIRECTORS

	As of November 30, 2021	As of August 31, 2021
Due from a shareholder:
Hsu Kuo-Hsun	$6,000	$-

Due to a director:
Lin Yi-Hsiu	$(987,922)	$(1,098,374)

Due to shareholders:
Tu Yu-Cheng	$(53,351)	$(50,591)
Cheng Hung-Pin	(800)	(800)
Huang Mei-Ying	(91,085)	(800)
Lo Shih-Chu	(800)	(800)
Chen Jun-Yuan	(800)	(800)
	$(146,836)	$(53,791)

Amounts due from a shareholder are unsecured, interest-free and repayable within one year. The Loan was fully repaid on January 14, 2022.

Amounts due to shareholders and a director are unsecured, interest-free with no fixed payment term.

10. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $17,935 and $2,935 was accrued as of November 30, 2021 and August 31, 2021, respectively.

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

Fair value of the convertible promissory notes of $1,066,000 as of November 30, 2021 is determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Company uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

During the three months ended November 30, 2021 and 2020, interest of $13,500 and $1,957 were incurred on the Notes, respectively.

12. INCOME TAXES

For the period ended November 30, 2021 and 2020, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Three months ended
	November 30, 2021	November 30, 2020
Tax jurisdictions from:
- Local	$(925,603)	$(1,519,520)
- Foreign, representing
Seychelles	-	-
British Virgin Islands	(1,557)	(83,142)
Taiwan	(683,911)	(493,890)
PRC	(119,437)	(142,962)
Hong Kong	(392,861)	(1,422,660)
Loss before income tax	$(2,123,369)	$(3,662,174)

The components of the benefit for income taxes expenses are:

	Three months ended
	November 30, 2021	November 30, 2020
Current	$-	$-
Deferred	(4,482)	(5,114)
Total income tax benefit	$(4,482)	$(5,114)

The benefit for income taxes consisted of the following:

	Three months ended
	November 30, 2021	November 30, 2020
Loss before income taxes	$(2,123,369)	$(3,662,174)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(445,908)	(769,057)
Reconciling items:
Non-deductible expenses	54,386	23,025
Share-based payments	175,398	453,445
Tax effect of tax exempt entity	327	17,460
Rate differential in different tax jurisdictions	8,578	63,240
Valuation allowance on deferred tax assets	202,737	206,773
Income tax benefit	$(4,482)	$(5,114)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of November 30, 2021, the operations in the United States of America incurred $2,432,618 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of November 30, 2021, the Company has provided for a full valuation allowance of $510,850 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $17,643) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% in 2020 if taxable income exceeds NT$120,000 (approximately $4,234). As of November 30, 2021, LOC had net operating loss carry-forwards in Taiwan of $3,648,112, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $729,622 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of November 30, 2021, BJDC had net operating loss carry-forwards in the PRC of $1,950,645, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $487,661 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of November 30, 2021, the operations in Hong Kong incurred $3,021,454 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of November 30, 2021, the Company has provided for a full valuation allowance of approximately $498,540 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	November 30, 2021	August 31, 2021
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(510,850)	$(469,843)
– Taiwan	(729,622)	(618,141)
– PRC	(487,661)	(457,802)
– Hong Kong	(498,540)	(469,186)
Less: valuation allowance	2,226,673	2,014,972
	$-	$-
Deferred tax liabilities:
Intangible assets – Technical know-hows	$121,020	$125,502

13. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin may be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000 and $1,000,000, respectively, which was calculated based on a price per share of $0.50 and $0.40, respectively and amortized over the service term. On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria   to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2021 and 2020, the Company amortized $62,500 and $250,000, respectively, as remuneration.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock granted on September 1, 2020 was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng will receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, shall be paid or granted immediately on September 1, 2021. The fair value of the shares of restricted common stock granted on September 1, 2021 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months November 30, 2021 and 2020, the Company amortized $37,500 and $150,000, respectively, as remuneration.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. On March 1, 2021, the Company renewed the consulting agreement for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $750,000 and $100,000, respectively which was calculated based on a price per share of $0.50 and $0.10 respectively and amortized over the service term. During the three months ended November 30, 2021 and 2020, the Company amortized $25,000 and $187,500 respectively as consulting expenses under this agreement. The shares were granted on July 7, 2020 and December 16, 2021, respectively.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of Restricted Common Stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of Restricted Common Stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. As of August 31, 2020, 5,000,000 common shares of the Company have been issued to the employee. The fair value of the shares of restricted common stock to him was $6,000,000, which was calculated based on a price per share of $0.40. As of November 30, 2021, apart from the 5,000,000 Inducement Shares, 6,046,157 shares were vested to the employee upon achievement of the milestones set forth in the employee’ offer letters. During the three months ended November 30, 2021 and 2020, the Company amortized $209,397 and $1,246,761, respectively, as salaries. As of November 30, 2021, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to a staff, pursuant to which the staff agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff received a monthly compensation in the form of NT$77,000 ($2,717) for the first three months (probationary period) and thereafter NT$92,500 ($3,264) in cash. In addition, the staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if the staff met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the three months ended November 30, 2021 and 2020, the Company recognized $nil and $16,667 respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into an agreement with a company for provision of consulting services by its employee to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services of its employees on a one-year term, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the three months ended November 30, 2021 and 2020, the Company recognized $16,666 and $83,333 respectively as compensation under these arrangements. The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to a staff, pursuant to which the staff agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff received a monthly compensation in the form of NT$77,000 ($2,717) in cash. In addition, the staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the three months ended November 30, 2021 and 2020, the Company recognized $nil and $16,667 respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into consulting agreements with two consultants to assist in monitoring and improving FinMaster APP for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultants in the form of 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the three months ended November 30, 2021 and 2020, the Company amortized $416,666 and $208,333 respectively as consulting expenses under these agreements.

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

On September 1, 2021, the Company issued an offer letter to Hsu Kuo-Hsun, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. For his service provided, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $2,157) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2021 and 2020, the Company amortized $30,000 and $nil, respectively, as consulting expenses under this agreement.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chiao Chien, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his service provided, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,648) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2021 and 2020, the Company amortized $37,500 and $nil, respectively, as consulting expenses under this agreement.

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

During September and October 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 4,160,000 shares of the Company’s common stock at an average price of $0.16 per share. The Company received aggregate gross proceeds of $665,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by November 30, 2021.

As of November 30, 2021, unrecognized share-based compensation expense was $2,109,037.

As of November 30, 2021, 3,571,157 shares were granted to employees and vested but not yet issued.

14. COMMITMENTS AND CONTINGENCIES

During the period ended November 30, 2021, the Company entered into agreements with independent third parties to lease office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong on a monthly basis for the operations of the Company. The rental expense for the three months ended November 30, 2021 and 2020 were $88,719 and $83,012 respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of November 30, 2021:

Year ending November 30,
2022	$6,356
2023	-
2024	-
2025	-

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the three months ended
	November 30, 2021	November 30, 2020

Operating lease cost – classified as general and administrative expenses	$81,470	$69,867
Weighted Average Remaining Lease Term – Operating leases	1.59 years	1.48 years
Weighted Average Discounting Rate – Operating leases	5.31%	5.68%

The following is a schedule, by years, of maturities of lease liabilities as of November 30, 2021:

Operating leases
2022	$301,585
2023	144,160
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted cash flows	445,745
Less: imputed interest	(56,459)
Present value of lease liabilities	$389,286

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $142,000 and $129,000 as of November 30, 2021 and August 31, 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $75,000 and $69,000 as of November 30, 2021 and August 31, 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

15. SUBSEQUENT EVENTS

On December 9, 2021, the Company received the third tranches gross proceeds of $250,000 from the individual accredited investor who entered into a securities purchase agreement with the Company on August 20, 2021 whereby the investor may purchase up to 6,000,000 shares of Common Stock at a price of $0.10 per share in three tranches: up to 1,000,000 shares purchasable on or before August 31, 2021, in the first tranche, and up to 2,500,000 shares purchasable in each of the second and third tranches on or before October 29, 2021, and December 31, 2021, respectively, to purchase 2,500,000 shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued on December 15, 2021.

On December 28 and 30, 2021, the Company received the second tranches gross proceeds of $235,000 from the individual accredited investor who entered into a securities purchase agreement with the Company on August 5, 2021 whereby the investor may purchase up to 4,000,000 shares of Common Stock at a price of $0.10 per share in two tranches: up to 1,650,000 shares purchasable on or before August 13, 2021, in the first tranche, and up to 2,350,000 shares purchasable in the second tranches on or before December 31, 2021. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued on December 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Form 10-Q and our audited financial statements and related notes for the year ended August 31, 2021 included in our most recent annual report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

We had an agreement with a third party whereby we authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. We were in discussion with the third party and both parties decided to terminate the agreement at maturity.

We developed a new, more comprehensive mobile application, the FinMaster App. The FinMaster App intends to offer one-stop solution for multi-facet financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. With more than 370,000 downloads of the FinMaster App, we continue to collect data as well as user feedback to enhance current APP features and fine tune R&D plans to optimize customer experience.

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

We have incurred significant operating losses. As of November 30, 2021 and August 31, 2021, our accumulated deficits were $25,119,954 and $23,001,067, respectively. We generated revenue of $14,805 and $22,863 for the three months ended November 30, 2021 and 2020, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2021, we have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $25,119,954 and $2,873,919, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Our business continues to be impacted by the COVID-19 pandemic. Significant COVID-19 related restrictions, including those in response to the outbreak of the Delta variant in the second and third quarters and the Omicron variant in the fourth quarter of calendar year 2021, have continued and in some instances, have been significantly tightened, in markets in which we operate. Taiwan’s Central Epidemic Command Center (“CECC”) confirms that the outbreak of the latest wave of COVID-19 cases stemming from Taoyuan International Airport in the first half of January 2022 already generated more than 124 domestic infection cases and reported more than 804 imported cases. More Taiwanese are flying back to Taiwan recently due to Chinese New Year started from February 1, 2022, which triggered another wave of the outbreak in Taoyuan City, where Taoyuan International Airport located. These new local cases in Taoyuan City include local bank branch-related 17 cases and restaurant-related 23 cases, where the bank abovementioned held a year-end dinner, but cases are still developing. CECC urgently re-activated the online booking system for the COVID-19 booster shots on Jan 18, 2022.

Border controls and travel restrictions, such as those imposed in Taiwan, Hong Kong, and mainland China, have had and may continue to have an adverse effect on our operations. The impact of the pandemic and the measures taken by the relevant governments to contain the disease on the global economy, the economies of the markets in which we operate, and the movement of people have adversely affected, and we expect will continue to adversely affect, the roll out of our business plans and results of operations throughout the fiscal year of 2022. If any of our employees is suspected of having infected COVID-19, we may under certain circumstances be required to quarantine such employees and the affected areas of our premises, thus we have to temporarily suspend part of or all of our operations. Furthermore, government actions to contain the outbreak may restrict the level of economic activities in affected regions, including Taiwan, and affect the willingness and ability of our employees and customers to travel, which may also adversely affect our business and prospects. As a result, we cannot assure you that any future outbreak of contagious diseases would not have a material adverse effect on our financial condition and results of operations.

These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended
	November 30, 2021	November 30, 2020
Net cash used in operating activities	$(1,092,170)	$(766,843)
Net cash used in investing activities	(22,005)	(59,632)
Net cash provided by financing activities	641,740	932,561
Cash and cash equivalents and restricted cash, beginning of period	787,154	432,087
Effects of exchange rate changes on cash and cash equivalents and restricted cash	1,175	12,332
Cash and cash equivalents and restricted cash, end of period	$315,894	$550,505

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended November 30, 2021 and 2020 was $1,092,170 and $766,843, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2021 and 2020 was $22,005 and $59,632, respectively. The net cash used in investing activities was related to the acquisition of plant and equipment and intangible assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2021 and 2020 was $641,740 and $932,561, respectively. The cash provided by financing activities were related to the issuance of shares and convertible notes, and advances from (to) shareholders and a director.

Results of Operations

Comparison for the three months ended November 30, 2021 and 2020

	For the three months ended
	November 30, 2021	November 30, 2020
Revenue	$14,805	$22,863
Research and development expenses	(146,283)	(146,971)
Sales and marketing expenses	(213,772)	(109,702)
General and administrative expenses	(1,670,490)	(2,953,167)
Loss from operations	(2,015,740)	(3,186,977)
Interest expenses	(28,500)	(15,446)
Loss on change in fair value of convertible notes	(104,500)	(481,043)
Other income	25,371	21,292
Loss before income tax	(2,123,369)	(3,662,174)
Income tax benefit	4,482	5,114

Net loss	$(2,118,887)	$(3,657,060)

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

We generated revenue of $14,805 and $22,863 for the three months ended November 30, 2021 and 2020, respectively.   During the three months ended November 30, 2021, we, through the newly acquired subsidiary, NPI, earned revenue of $14,805, compared to $21,196 for the three months ended November 30, 2020. Since some of the custom-made APP projects have been completed, the revenue decreased. We look forward to strengthening our APP development through media, marketing and advertisement to raise the income.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2021 and 2020 amounted to $146,283 and $146,971, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $213,772 and $109,702 for the three months ended November 30, 2021 and 2020, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. To promote the FinMaster APP downloads, LOC allocated the substantial funding to the marketing for the three months ended November 20, 2021, thus the sales and marketing expenses increased.

General and Administrative Expenses

General and administrative expenses were $1,670,490 and $2,953,167 for the three months ended November 30, 2021 and 2020, respectively. We recognized share-based compensation to directors, employees and consultants of $835,229 and $2,159,261 for the three months ended November 30, 2021 and 2020, respectively. Such share-based compensation decreased by $1.3 million from the three months ended November 30, 2020 to the same period in 2021.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $104,500 and $481,043 on our convertible promissory notes for the three months ended November 30, 2021 and 2020, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Income

Other income for the three months ended November 30, 2021 amounted to $25,371 as compared to $21,292 in the same quarter of prior year. Other income mainly consists of the exchange difference, net.

Net Loss

Our net loss was $2,118,887 and $3,657,060 for the three months ended November 30, 2021 and 2020, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of November 30, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2021 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended November 30, 2021 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending November 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended November 30, 2021 that were not previously reported on a Current Report on Form 8-K.

During September and October 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 4,160,000 shares of the Company’s common stock at an average price of $0.16 per share. The Company received aggregate gross proceeds of $665,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The offer and sale of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by November 30, 2021.

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

LEADER CAPITAL HOLDINGS CORP
(Name of Registrant)

Date: January 19, 2022

	By:	/s/ Yi-Hsiu Lin
Yi-Hsiu Lin Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

