Form 10-Q
period 2022-02-28
Leader Capital Holdings Corp.
filed 2022-04-21
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 4, 2022
Common Stock, $0.0001 par value	179,230,069

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	general economic conditions and events and the impact they may have on us and our clients, including but not limited to the impact of COVID-19;

●	changes or developments in laws, regulations or taxes in our industry;

●	there are uncertainties regarding the interpretation and enforcement of the People’s Republic of China (“PRC”) laws, rules, and regulations;

●	competition in our industry;

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	proceedings brought by the SEC against China-based accounting firms could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act.;

●	changes in our business strategy, capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other risks identified in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	February 28, 2022	August 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,571	$787,154
Accounts receivable	2,527	1,567
Prepayments, deposits and other receivables	250,642	231,715
Inventory	11,186	1,128
Total current assets	421,926	1,021,564

Non-current assets
Plant and equipment, net	76,081	69,760
Intangible assets	587,238	630,809
Goodwill	1,747,945	1,747,945
Operating lease right-of-use assets, net	324,928	352,354
Prepayments, deposits and other receivables	25,923	102,339
Total non-current assets	2,762,115	2,903,207

TOTAL ASSETS	$3,184,041	$3,924,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$610,558	$374,269
Contract liabilities	2,853	16,225
Operating lease liability, current	238,267	292,024
Bonds payable	600,000	600,000
Convertible notes payable to related parties	518,000	108,000
Loan from a shareholder	158,000	-
Due to shareholders	202,663	53,791
Due to a director	978,636	1,098,374
Total current liabilities	3,308,977	2,542,683

Non-current liabilities
Operating lease liability, non-current	86,661	60,331
Deferred tax liabilities	116,538	125,502
Convertible notes payable to related parties	-	882,000
Total non-current liabilities	203,199	1,067,833

TOTAL LIABILITIES	$3,512,176	$3,610,516

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 167,959,219 and 157,949,219 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	16,796	15,795
Additional paid-in capital	27,312,453	23,470,641
Accumulated other comprehensive income	(160,031)	(171,114)
Accumulated deficits	(27,497,353)	(23,001,067)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	$(328,135)	$314,255

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,184,041	$3,924,771

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the six months ended		For the three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

REVENUE	$22,436	$55,252	$7,631	$32,389

OPERATING EXPENSES
Research and development expenses	(261,179)	(304,565)	(114,896)	(157,594)
Sales and marketing expenses	(247,536)	(170,730)	(33,764)	(61,028)
General and administrative expenses	(2,781,422)	(5,477,927)	(1,110,932)	(2,524,760)

LOSS FROM OPERATIONS	(3,267,701)	(5,897,970)	(1,251,961)	(2,710,993)

Interest expense	(50,596)	(32,403)	(22,196)	(16,957)

(Loss) Gain on change in fair value of convertible notes	(1,181,330)	(330,288)	(1,076,830)	150,755

OTHER (EXPENSE) INCOME
Exchange difference, net	(6,054)	-	(30,974)	-
Other income – from related parties	-	1,823	-	-
Other income – from non-related parties	531	21,202	80	1,733
	(5,523)	23,025	(30,894)	1,733

LOSS BEFORE INCOME TAX	(4,505,250)	(6,237,636)	(2,381,881)	(2,575,462)

Income tax benefit	8,964	10,229	4,482	5,115

NET LOSS	$(4,496,286)	$(6,227,407)	$(2,377,399)	$(2,570,347)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	11,083	35,584	35,460	35,791

TOTAL COMPREHENSIVE LOSS	$(4,485,203)	$(6,191,823)	$(2,377,399)	$(2,534,556)

Net loss per share - Basic and diluted	$(0.03)	$(0.05)	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding - Basic and diluted	165,431,246	139,224,402	170,033,710	141,553,018

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	EQUITY (DEFICIT)

Balance as of September 1, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255
Shares issued in private placement	9,010,000	901	1,149,099	-	-	1,150,000
Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares to be issued on conversion of convertible notes	1,600,000	-	1,632,000	-	-	1,632,000
Share based compensation	-	-	1,060,813	-	-	1,060,813
Foreign currency translation adjustment	-	-	-	11,083	-	11,083
Net loss	-	-	-	-	(4,496,286)	(4,496,286)
Balance as of February 28, 2022	169,559,219	$16,796	$27,312,453	$(160,031)	$(27,497,353)	$(328,135)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares issued in private placement	1,420,000	142	417,858	-	-	418,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Cancellation of restricted shares	(10,500,000)	(1,050)	1,050	-	-	-
Share based compensation	-	-	3,834,592	-	-	3,834,592
Foreign currency translation adjustment	-	-	-	35,584	-	35,584
Net loss	-	-	-	-	(6,227,407)	(6,227,407)
Balance as of February 28, 2021	138,894,219	$13,890	$17,524,923	$35,584	$(17,534,982)	$39,415

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of December 1, 2021	162,109,219	$16,211	$24,970,454	$(195,491)	$(25,119,954)	$(328,780)
Shares issued in private placement	4,850,000	485	484,515	-	-	485,000
Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares to be issued on conversion of convertible notes	1,600,000	-	1,632,000	-	-	1,632,000
Share based compensation	-	-	225,584	-	-	225,584
Foreign currency translation adjustment	-	-	-	35,460	-	35,460
Net loss	-	-	-	-	(2,377,399)	(2,377,399)
Balance as of February 28, 2022	169,559,219	$16,796	$27,312,453	$(160,031)	$(27,497,353)	$(328,135)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of December 1, 2020	129,974,219	$12,998	$15,630,483	$(207)	$(14,964,635)	$678,639
Shares to be issued in private placement	1,420,000	142	219,858	-	-	220,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Cancellation of restricted shares	(5,000,000)	(500)	500	-	-	-
Share compensation	-	-	1,675,332	-	-	1,675,332
Foreign currency translation adjustment	-	-	-	35,791	-	35,791
Net loss	-	-	-	-	(2,570,347)	(2,570,347)
Balance as of February 28, 2021	138,894,219	$13,890	$17,524,923	$35,584	$(17,534,982)	$39,415

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the six months ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,496,286)	$(6,227,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	1,181,330	330,288
Share based compensation	1,060,813	3,834,592
Amortization of operating lease right-of-use assets	169,682	152,989
Depreciation and amortization	66,080	70,713
Exchange difference, net	6,054	-
Changes in operating assets and liabilities:
Accounts receivable	(991)	-
Prepayments, deposits and other receivables	55,623	51,006
Inventory	(10,164)	(1,774)
Amount due from a director	-	189,474
Deferred tax liabilities	(8,964)	(10,227)
Operating lease liabilities	(169,682)	(147,911)
Accrued expenses and other payables	205,975	47,070

Net cash used in operating activities	(1,940,530)	(1,711,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(27,787)	(58,609)
Acquisition of intangible assets	(1,437)	(1,023)

Net cash used in investing activities	(29,224)	(59,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	1,150,000	418,000
Proceeds from convertible notes issuance	-	800,000
Loan from a shareholder	158,000	-
Advance from shareholders	151,853	175,770
Repayment to a director	(119,207)	-
Advance from a director	-	55,937

Net cash provided by financing activities	1,340,646	1,449,707

Effects of exchange rate changes on cash and cash equivalents	(475)	53,037

Net decrease in cash and cash equivalents	(629,583)	(268,075)
Cash and cash equivalents, beginning of period	787,154	432,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,571	$164,012

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$42,000	$36,666

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the six and three months ended February 28, 2022 and 2021

(In U.S. dollars except for share data)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Capital Holdings Corp. (“LCHD” or the “Company”) was incorporated on March 22, 2017 under the laws of the State of Nevada.

The Company, through its subsidiaries, mainly operates and services a mobile application investment platform.

Company Name	Place/Date of Incorporation	Principal Activities

1. Leader Financial Group Limited (“LFGL”)	Seychelles / March 6, 2017	Investment Holding

2. JFB Internet Service Limited (“JFB”)	Hong Kong / July 6, 2017	Provides an Investment Platform

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

NPI was incorporated in the British Virgin Islands on December 17, 2018.

NPI, through its subsidiaries, mainly engages in the development of ecological-systems applications, integration of big data and promotion of Over-the-Top (“OTT”) applications.

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

As of February 28, 2022, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $27,497,353 and $2,887,051, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

Goodwill and impairment of Goodwill

Goodwill represents the excess of the purchase price and related costs over the fair value of the net identified tangible and intangible assets and liabilities assumed and is not amortized (“Goodwill”). The total amount of Goodwill is deductible for tax purposes.

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

No development costs were expensed as general and administrative expenses for the six and three months ended February 28, 2022 and 2021.

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

The Company entered into a Customized App Development Agreement with a third-party learning educational service company, providing the online and offline learning opportunities across different subjects.. The Company plans to deliver an app and the follow-up maintenance service. As of February 28, 2022, the Company commenced the preparation work and will start to work towards the goal of commencing service in phases from the third quarter of current fiscal year. For the six and three months ended February 28, 2022, no revenue was generated from this customer.

Revenue by major product line

	For the six months ended		For the three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Provision of investment platform services	$4,799	$10,408	$1,557	$6,788
Provision of software development service and maintenance service	17,637	44,844	6,074	25,601
	$22,436	$55,252	$7,631	$32,389

Revenue by Recognition Over Time vs Point in Time

	For the six months ended		For the three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenue by recognition over time	$22,436	$55,252	$7,631	$32,389
Revenue by recognition at a point in time	-	-	-	-
	$22,436	$55,252	$7,631	$32,389

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of February 28, 2022, the Company’s remaining performance obligations were $2,853, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the six months ended February 28, 2022 and 2021:

Receipt in advance	2021	2020

Balance as of September 1	$16,225	$2,896
Advances received from customers related to unsatisfied performance obligations	2,677	9,760
Revenue recognized from beginning contract liability balance	(15,948)	(2,990)
Exchange difference	(101)	296
Balance as of February 28	$2,853	$9,962

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

For the six months ended February 28, 2022 and 2021, the total R&D expenses were $261,179 and $304,565, respectively.

For the three months ended February 28, 2022 and 2021, the total R&D expenses were $114,896 and $157,594, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the six months ended February 28, 2022 and 2021, advertising costs totaled $240,049 and $143,828, respectively. For the three months ended February 28, 2022 and 2021, advertising costs totaled $29,446 and $46,467, respectively.

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

For the six months ended February 28, 2022 and 2021, redeemable point liability charged as sales and marketing expenses were $7,487 and $26,902, respectively.

For the three months ended February 28, 2022 and 2021, redeemable point liability charged as sales and marketing expenses were $4,318 and $14,561, respectively.

As of February 28, 2022 and August 31, 2021, liabilities recorded related to unredeemed points were $82,043 and $75,648, respectively, which were included in other payables (note 8).

General and administrative expenses

General and administrative expenses consist primarily of salaries, bonuses and benefits for employees involved in general corporate functions, depreciation and amortization of fixed assets, legal and other professional services fees, rental and other general corporate related expenses.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on an average basis and includes all costs to acquire and other costs to bring the inventories to their present location and condition. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions on current and future demand forecasts. If the inventory on hand is in excess of future demand forecast, the excess amounts are written off. The Company also reviews inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires the determination of the estimated selling price of the vehicles less the estimated cost to convert inventory on hand into a finished product. Once inventory is written-down, a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventory as of February 28, 2022 and August 31, 2021 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the six and three months ended February 28, 2022 and 2021.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of February 28, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the six months ended		For the three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Net loss	$(4,496,286)	$(6,227,407)	$(2,377,399)	$(2,570,347)
Weighted average number of shares of common stock outstanding - Basic and diluted*	165,431,246	139,224,402	170,033,710	141,553,018
Net loss per share - Basic and diluted	$(0.03)	$(0.05)	$(0.02)	$(0.02)

*	Including 1,600,000 shares converted from convertible notes but not yet issued and 4,578,868 shares granted and vested but not yet issued for the period ended February 28, 2022; and including 58,333 shares that were granted and vested but not yet issued for the period ended February 28, 2021.

As of February 28, 2022 and August 31, 2021, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of February 28, 2022	As of August 31, 2021

Period-end HK$ : US$ 1 exchange rate	7.80	7.80
Period-end NT$ : US$ 1 exchange rate	28.04	27.66
Period-end RMB : US$ 1 exchange rate	6.31	6.46

	For the six months ended,
	February 28, 2022	February 28, 2021

Period average HK$ : US$ 1 exchange rate	7.80	7.80
Period average NT$ : US$ 1 exchange rate	27.79	28.45
Period average RMB : US$ 1 exchange rate	6.39	6.61

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at
	August 31, 2021	Fair Value Measurement at August 31, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$990,000	$-	$-	$990,000

	Carrying Value at
	February 28, 2022	Fair Value Measurement at February 28, 2022
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$518,000	$-	$-	$518,000

A summary of changes in financial liabilities for the six months ended February 28, 2022 and 2021 was as follows:

	2022	2021

Balance at September 1	$990,000	$104,000
Issuance of convertible notes	-	800,000
Fair value loss on issuance of convertible notes	-	526,838
Interest waived in conversion of convertible notes	(6,330)	-
Interest paid	(42,000)	-
Interest expenses on convertible notes	20,670	2,712
Change in fair value of convertible notes	(1,181,330)	(196,550)
Conversion of convertible notes	(1,632,000)	-
Balance at February 28	$518,000	$1,237,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang	Chin-Chiang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	March 18, 2020	November 2, 2020	November 25, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	0.54%	0.16%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.20	$0.12	$3.00	$3.00	$2.00
Conversion Price	$1.00 (i)	$0.40	$0.40	$0.40	$0.40
	$1.50 (ii)
Volatility	34.20%	41.51%	42.00%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	6.88%	7.52%	6.93%	6.93%	6.76%
Liquidity Risk Premium	51.08%	77.62%	78.14%	78.14%	75.73%

Appraisal Date	August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021
Risk-free Rate	0.05%	0.09%	0.10%	0.10%	0.12%
Applicable Closing Stock Price	$2.01	$2.01	$2.01	$2.01	$2.01
Conversion Price	$0.40	$0.40	$0.40	$0.40	$0.40
Volatility	45.20%	49.90%	49.76%	49.76%	48.45%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	3.63%	3.63%	3.63%	3.63%	3.63%
Liquidity Risk Premium	84.04%	86.98%	86.63%	86.63%	85.12%

Appraisal Date	February 28, 2022	February 28, 2022		February 28, 2022	February 28, 2022
Risk-free Rate	0.03%	0.76%		0.81%	0.91%
Applicable Closing Stock Price	$0.80	$0.80		$0.80	$0.80
Conversion Price	$0.40	$0.40		$0.40	$0.40
Volatility	34.77%	45.21%		44.51%	39.64%
Dividend Yield	0.00%	0.00%		0.00%	0.00%
Credit Spread	7.39%	7.39%		7.39%	7.30%
Liquidity Risk Premium	68.06%	68.34%		69.19%	60.36%

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

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: the provision of investment platform services through mobile application.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

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

The balances of the Goodwill as of February 28, 2022 and 2021 are as follows

	As of February 28, 2022	As of August 31, 2021

Balance as of Goodwill	$1,747,945	$1,747,945

The Company performed Goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. No impairment loss of Goodwill of the reporting unit of the Fintech App development was recognized for the six and three months ended February 28, 2022 and 2021.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of February 28, 2022 and August 31, 2021 are summarized below:

	As of February 28, 2022	As of August 31, 2021
Furniture and fixtures	$71,006	$64,791
Office equipment	31,805	32,038
Leasehold improvement	88,725	83,883
Total	191,536	180,712
Less: Accumulated depreciation	(115,455)	(110,952)
Plant and Equipment, net	$76,081	$69,760

Depreciation expenses, classified as operating expenses, were $21,072 and $19,535 for the six months ended February 28, 2022 and 2021, respectively; and $11,217 and $9,308 for the three months ended February 28, 2022 and 2021, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of February 28, 2022 and August 31, 2021 are summarized below:

	As of February 28, 2022	As of August 31, 2021
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	4,920	3,483
Total	853,120	851,683
Less: Accumulated amortization	(153,967)	(108,959)
Impairment	(111,915)	(111,915)
Intangible assets, net	$587,238	$630,809

Amortization expense for intangible assets was $45,008 and $51,178 for the six months ended February 28, 2022 and 2021, respectively; and $22,509 and $25,583 for the three months ended February 28, 2022 and 2021, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the six and three months ended February 28, 2022 and 2021.

As of February 28, 2022, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending February 28,
2023	$90,136
2024	90,136
2025	90,136
2026	90,136
2027 and thereafter	226,694
Total	$587,238

6. RELATED PARTY TRANSACTIONS

	For the six months ended		For the three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Other Income:
Miscellaneous income from Greenpro LF Limited (a)	$-	$1,823	$-	$-

(a)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of February 28, 2022	As of August 31, 2021

Rental and management fee deposits	$127,437	120,831
Other prepaid expenses	114,081	194,040
Other taxes recoverable	35,047	19,183
	$276,565	334,054
Less: non-current portion
Rental and management fee deposits	16,413	54,204
Other prepaid expenses	9,510	48,135
Prepayments, deposits and other receivables, non-current	25,923	102,339
Prepayments, deposits and other receivables, current	$250,642	231,715

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of February 28, 2022	As of August 31, 2021
Accrued interests (Note 9 and 10)	$32,961	2,935
Accrued payroll	313,025	207,864
Other accrued expenses	182,529	87,822
Other payables	82,043	75,648
	$610,558	374,269

9. DUE FROM (TO) SHAREHOLDERS AND DIRECTORS

	As of February 28, 2022	As of August 31, 2021
Loan from a shareholder:
Huang Chun-Shuo	$(158,000)	$-

Due to a director:
Lin Yi-Hsiu	$(978,636)	$(1,098,374)

Due to shareholders:
Tu Yu-Cheng	$(51,817)	$(50,591)
Cheng Hung-Pin	(5,793)	(800)
Huang Mei-Ying	(143,453)	(800)
Lo Shih-Chu	(800)	(800)
Chen Jun-Yuan	(800)	(800)
	$(202,663)	$(53,791)

On February 28, 2022, the Company obtained a loan of RMB1,000,000 ($158,000) from Huang Chun-Shuo, principal shareholder (who, as of February 28, 2022, owned approximately 5.3% of the Company’s outstanding common stock) of the Company, which accrues interest at the rate of 8% per annum. The loan is due on May 27, 2022. Interest of $26 was accrued as of February 28, 2022.

Amounts due to other shareholders and a director are unsecured, interest-free with no fixed payment term.

10. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $32,935 and $2,935 was accrued as of February 28, 2022 and August 31, 2021, respectively.

11. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company entered into a series of Convertible Promissory Note Purchase Agreements (the “Agreements”) with certain investors between March 2020 and January, 2021. Pursuant to the Agreements, the Company issued certain Convertible Promissory Notes (the “Notes”) to the investors in a total principal amount of $900,000. A summary of the major terms of the Agreements are presented as follows:

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
	$900,000

On March 18, 2020, the Company issued an unsecured note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Jui-Chin Chen. On August 17, 2020, the Company amended the Note and the Agreement, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On March 23, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to cancel the conversion option and to repay the principal in two instalments and accrued interest during that period before October 31, 2022.

On November 2, 2020, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on November 2, 2022 and unsecured.

On November 25, 2020, the Company issued a Note in the principal amount of $200,000, which accrues interest at the rate of 6% per annum, to a shareholder – Chin-Chiang Wang. The Note is due on November 25, 2022 and unsecured.

On November 25, 2020, the Company issued several Notes in the total principal amount of $400,000, which accrues interest at the rate of 6% per annum, to shareholders – Chin-Ping Wang and Chin-Nan Wang. The notes are due on November 25, 2022 and unsecured. On January 24, 2022, the Company entered into an amendment to the Notes with these two shareholders, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Notes would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.25 per share. On January 26, 2022, the shareholders submitted conversion notices to the Company converting all of the outstanding balances of their Notes into an aggregate of 1,600,000 shares of the Company’s common stock. The conversion was approved by the Company on January 31, 2022 and the shares were issued on March 15, 2022.

On January 15, 2021, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on January 15, 2023 and unsecured.

For each of the Notes, the Company is entitled to a one-year extension. The outstanding principal amounts of the notes are convertible at any time at the option of the holders into common stock at a conversion price of $0.40 per share. Each of the noteholders may convert part of the principal outstanding in increments of $10,000 or multiples of $10,000 at any time. Accrued interest, if any, will be forfeited on any principal amount being converted.

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

The fair value of the Notes of $518,000 as of February 28, 2022 is determined using the binomial model, one of the option pricing methods. The valuation involves complex and subjective judgment and the Company’s best estimates of the probability of occurrence of future events, such as fundamental changes, on the valuation date. Under the binomial valuation model, the Company uses a weighted risk-free and risk interest rate (the combination of the risk free rate plus the credit spread for the underlying Notes) weighted by the probability of conversion as internally solved out by binomial model in discounting its cash flows. The main inputs to this model include the underlying share price, the expected share volatility, the expected dividend yield, the risk free and risk interest rate.

During the six months ended February 28, 2022 and 2021, interest of $20,670 and $2,712 were incurred on the Notes, respectively. During the three months ended February 28, 2022 and 2021, interest of $7,170 and $755 were incurred on the Notes, respectively.

12. INCOME TAXES

For the period ended February 28, 2022 and 2021, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Six months ended		Three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Tax jurisdictions from:
- Local	$(2,375,752)	$(2,904,736)	$(1,450,149)	$(1,385,216)
- Foreign, representing
Seychelles	-	(1,610)	-	(1,610)
British Virgin Islands	(1,855)	(84,978)	(298)	(1,836)
Taiwan	(1,251,440)	(950,060)	(567,529)	(456,170)
PRC	(254,628)	(311,398)	(135,191)	(168,436)
Hong Kong	(621,575)	(1,984,854)	(228,714)	(562,194)
Loss before income tax	$(4,505,250)	$(6,237,636)	(2,381,881)	(2,575,462)

The components of the benefit for income taxes expenses are:

	Six months ended		Three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Current	$-	$-	$-	$-
Deferred	(8,964)	(10,229)	(4,482)	(5,115)
Total income tax benefit	$(8,964)	$(10,229)	$(4,482)	$(5,115)

The benefit for income taxes consisted of the following:

	Six months ended		Three months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Loss before income taxes	$(4,505,250)	$(6,237,636)	$(2,381,881)	$(2,575,462)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	(946,103)	(1,309,904)	(500,195)	(540,847)
Reconciling items:
Non-deductible expenses/ non-taxable income	311,315	113,046	256,929	90,021
Share-based payments	222,771	805,264	47,373	351,819
Tax effect of tax exempt entity	390	18,184	63	724
Rate differential in different tax jurisdictions	15,988	86,363	7,410	23,123
Valuation allowance on deferred tax assets	386,675	276,818	183,938	70,045
Income tax benefit	$(8,964)	$(10,229)	$(4,482)	$(5,115)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of February 28, 2022, the operations in the United States of America incurred $2,613,438 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of February 28, 2022, the Company has provided for a full valuation allowance of $548,822 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFGL is registered as an international business company, as such, LFGL is governed by the International Business Companies Act of Seychelles and not subject to income taxes in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. Since January 1, 2018, the CIT rate in Taiwan is 20%. As of February 28, 2022, LOC had net operating loss carry-forwards in Taiwan of $4,096,976, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $819,395 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of February 28, 2022, BJDC had net operating loss carry-forwards in the PRC of $2,085,837, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $521,459 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of February 28, 2022, the operations in Hong Kong incurred $3,211,520 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of February 28, 2022, the Company has provided for a full valuation allowance of approximately $529,901 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	February 28, 2022	August 31, 2021
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(548,822)	$(469,843)
– Taiwan	(819,395)	(618,141)
– PRC	(521,459)	(457,802)
– Hong Kong	(529,901)	(469,186)
Less: valuation allowance	2,419,577	2,014,972
	$-	$-
Deferred tax liabilities:
Intangible assets – Technical know-hows	$116,538	$125,502

13. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin was compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin was be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000 and $1,000,000, respectively, which was calculated based on a price per share of $0.50 and $0.40, respectively and amortized over the service term. On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2022 and 2021, the Company amortized $125,000 and $500,000, respectively, as remuneration. During the three months ended February 28, 2022 and 2021, the Company amortized $62,500 and $250,000, respectively.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock granted on September 1, 2020 was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2021. The fair value of the shares of restricted common stock granted on September 1, 2021 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2022 and 2021, the Company amortized $75,000 and $300,000, respectively, as remuneration. During the three months ended February 28, 2022 and 2021, the Company amortized $37,500 and $150,000, respectively.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. On March 1, 2021, the Company renewed the consulting agreement for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $750,000 and $100,000, respectively which was calculated based on a price per share of $0.50 and $0.10 respectively and amortized over the service term. During the six months ended February 28, 2022 and 2021, the Company amortized $50,000 and $375,000 respectively as consulting expenses under this agreement. During the three months ended February 28, 2022 and 2021, the Company amortized $25,000 and $187,500 respectively. The shares were granted on July 7, 2020 and December 16, 2021, respectively.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of restricted common stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of restricted common stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. As of August 31, 2020, 5,000,000 common shares of the Company had been issued to the employee. The fair value of the shares of restricted common stock issued to him was $6,000,000, which was calculated based on a price per share of $0.40. As of February 28, 2022, apart from the 5,000,000 Inducement Shares, 6,128,868 shares were vested to the employee upon achievement of the milestones set forth in the employee’ offer letters. During the six months ended February 28, 2022 and 2021, the Company amortized $242,481 and $1,584,593, respectively, as salaries. During the three months ended February 28, 2022 and 2021, the Company amortized $33,084 and $337,832, respectively. As of February 28, 2022, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to a staff member, pursuant to which the staff member agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff member received a monthly compensation in the form of NT$77,000 ($2,717) for the first three months (probationary period) and thereafter NT$92,500 ($3,264) in cash. In addition, the staff member would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if the staff member met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the six and three months ended February 28, 2021, the Company recognized $29,167 and $12,500 respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into a one-year consulting services agreement with a company. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services rendered by the provider’s employees, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the six months ended February 28, 2022 and 2021, the Company recognized $16,666 and $183,333 respectively as compensation under these arrangements. During the three months ended February 28, 2022 and 2021, the Company recognized $nil and $100,000 respectively. The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to a staff member, pursuant to which the staff member agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff member received a monthly compensation in the form of NT$77,000 ($2,717) in cash. In addition, the staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the six and three months ended February 28, 2021, the Company recognized $29,167 and $12,500 respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into one-year consulting agreements with two consultants to assist in monitoring and improving FinMaster APP. Pursuant to the agreement, the Company agreed to pay the consultants 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the six months ended February 28, 2022 and 2021, the Company amortized $416,666 and $833,333 respectively as consulting expenses under these agreements. During the three months ended February 28, 2022 and 2021, the Company amortized $0 and $625,000 respectively.

On February 8, 2021, the Company and First Leader Capital Ltd. mutually agreed to further forfeit and surrender 5,000,000 shares (the “Surrendered Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Surrendered Shares were automatically cancelled and retired. First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for reducing the Company’s outstanding Common Stock to be more in line with what management deems to be market expectations based on the Company’s current valuation.

On May 17, 2021, the Company and First Leader Capital Ltd., again, mutually agreed to forfeit and surrender 13,132,500 shares (the “Surrendered Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Surrendered Shares were automatically cancelled and retired. First Leader Capital Ltd. agreed to forfeit and cancel the Surrendered Shares in exchange for reducing the Company’s outstanding Common Stock to be more in line with what management deems to be market expectations based on the Company’s current valuation.

On September 1, 2021, the Company issued an offer letter to Hsu Kuo-Hsun, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. Per the terms of the offer letter, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $2,157) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six and three months ended February 28, 2022, the Company amortized $60,000 and $30,000, respectively, as consulting expenses under this agreement.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chiao Chien, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his services, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,648) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six and three months ended February 28, 2022, the Company amortized $75,000 and $37,500, respectively, as consulting expenses under this agreement.

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

From September to December 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 9,010,000 shares of the Company’s common stock at an average price of $0.13 per share. The Company received aggregate gross proceeds of $1,150,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by February 28, 2022.

In January 2022, two holders agreed to convert convertible notes with a principal amount of $400,000 for a total of 1,600,000 shares of the Company’s common stock. The amount of $1,632,000 was classified as shares to be issued under paid-in capital as of February 28, 2022. The shares were subsequently issued on March 15, 2022.

As of February 28, 2022, unrecognized share-based compensation expense was $1,883,453.

As of February 28, 2022, 4,578,868 shares were granted to employees and vested but not yet issued.

14. COMMITMENTS AND CONTINGENCIES

During the period ended February 28, 2022, the Company entered into month-to-month lease agreements with independent third parties to rent office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong. The rental expense for the six months ended February 28, 2022 and 2021 were $148,477 and $163,404 respectively; and $59,758 and $80,392 for the three months ended February 28, 2022 and 2021 respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of February 28, 2022:

Year ending February 28,
2023	$4,565
2024	-
2025	-
2026	-

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the six months ended
	February 28, 2022	February 28, 2021

Operating lease cost – classified as general and administrative expenses	$176,635	$150,916
Weighted Average Remaining Lease Term – Operating leases	1.43 years	1.32 years
Weighted Average Discounting Rate – Operating leases	5.42%	5.75%

The following is a schedule, by years, of maturities of lease liabilities as of February 28, 2022:

Operating leases
2023	$257,483
2024	120,431
2025	-
2026	-
2027	-
Thereafter	-
Total undiscounted cash flows	377,914
Less: imputed interest	(52,986)
Present value of lease liabilities	$324,928

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, mutual agreement or expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $153,000 and $129,000 as of February 28, 2022 and August 31, 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $83,000 and $69,000 as of February 28, 2022 and August 31, 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

15. SUBSEQUENT EVENTS

In March 2022, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 120,000 shares of the Company’s common stock at a price of $0.25 per share. The Company received aggregate gross proceeds of $30,000. Pursuant to the terms of the securities purchase agreements, the investors will have piggyback registration rights with respect to the shares. The shares were issued on March 21, 2022.

1,600,000 shares of the Company’s common stock were issued to Chin-Ping Wang and Chin-Nan Wang from the conversion of the Notes on March 15, 2022.

On March 23, 2022, the Company further amended the Notes and the Agreement with Jui-Chin Chen, mutually agreed to cancel the conversion option and to repay the principal in two instalments and accrued interest during that period before October 31, 2022.

The Company also entered into a Customized App Development Agreement with a third party on March 31, 2022. The Company will deliver an App and the follow-up maintenance service.

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

We had an agreement with a third party whereby we authorized the third party to use our investment platform and related applications until December 31, 2020 for a fee. The agreement terminated on December 31, 2020.

We developed a new, comprehensive mobile application, the FinMaster App. The FinMaster App intends to offer one-stop solution for multi-facet financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. With more than 380,000 downloads of the FinMaster App, we continue to collect data as well as user feedback to enhance current APP features and fine tune R&D plans to optimize customer experience.

On August 17, 2020, the Company, through its wholly-owned subsidiary JFB, acquired all of the issued and outstanding capital stock (the “Acquisition”) of Nice Products Inc., a company organized under the laws of the British Virgin Islands and the Company’s software developer of the FinMaster APP (“NPI”), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated as of August 17, 2020, among the Company, JFB, NPI, the selling shareholders of NPI identified therein (each a “Seller,” and, collectively, the “Sellers”) and the representative of the Sellers identified therein. The aggregate purchase price for the acquisition was $4,850,000, less certain discounts, expenses and reductions for outstanding NPI debt owed to the Company and/or its affiliates. The net purchase price for the acquisition was $3,506,042, payable in 8,415,111 shares of the Company’s common stock to the Sellers in accordance with their respective pro rata percentage.

As a result of the acquisition, the Company now owns, indirectly through JFB, 100% of NPI. NPI, through its wholly-owned subsidiaries, LOC Weibo Co., Ltd. (“LOC”) and Beijing DataComm Cloud Media Technology Co., Ltd.,(“BJDC”) companies organized under the laws of the Republic of China and the laws of the People’s Republic of China, respectively, engages primarily in the development of ecological-system applications, integration of big data and promotion of OTT applications. As a result of the acquisition, our FinMaster App was launched to the market in a timely and efficient manner and clients on this open platform are served more effectively and satisfactorily. Based on the successful development of our FinMaster App, LOC and BJDC jointly accumulated in-depth knowledge of FinTech App development, including the marketing expertise built up and the perfect allocation of the Company’s resources. We believe LCHD, through LOC and BJDC will further conclude more customized App contracts to help the clients to incubate the avant-garde Apps to expand their businesses efficiently and effectively.

We have incurred significant operating losses. As of February 28, 2022 and August 31, 2021, our accumulated deficits were $27,497,353 and $23,001,067, respectively. We generated revenue of $22,436 and $55,252 for the six months ended February 28, 2022 and 2021, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 28, 2022, we have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $27,497,353 and $2,887,051, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Our business continues to be impacted by the COVID-19 pandemic. Significant COVID-19 related restrictions, including those in response to the outbreak of the Delta variant in the second and third quarters and the Omicron variant in the fourth quarter of calendar year 2021, have continued and in some instances, have been significantly tightened, in markets in which we operate. According to Taiwan’s Central Epidemic Command Center (“CECC”), Taiwan’s Covid-19 cases are increasing dramatically in the first half of April, 2022. As of Apr 14, totally 7,759 local infections reported this year, in which 6,533 cases recorded in April, comparing with 1,226 cases in the first quarter of 2022. CECC confirms that 99.6% of the reported cases were asymptomatic or had mild symptoms, the peak is not yet emerged; due to gradual lifting of the restrictions, the number of confirmed cases will inevitably increase. To reduce the impact on people’s daily life and to the economy, the government will activate the home care program for confirmed cases based on the developments in the pandemic situation.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	February 28, 2022	February 28, 2021
Net cash used in operating activities	$(1,940,530)	$(1,711,187)
Net cash used in investing activities	(29,224)	(59,632)
Net cash provided by financing activities	1,340,646	1,449,707
Cash and cash equivalents, beginning of period	787,154	432,087
Effects of exchange rate changes on cash and cash equivalents	(475)	53,037
Cash and cash equivalents, end of period	$157,571	$164,012

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended February 28, 2022 and 2021 was $1,940,530 and $1,711,187, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended February 28, 2022 and 2021 was $29,224 and $59,632, respectively. The net cash used in investing activities was related to the acquisition of plant and equipment and intangible assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended February 28, 2022 and 2021 was $1,340,646 and $1,449,707, respectively. The cash provided by financing activities were related to the issuance of shares and convertible notes, and advances from (to) shareholders and a director.

Results of Operations

Comparison for the six months ended February 28, 2022 and 2021

	For the six months ended
	February 28, 2022	February 28, 2021
Revenue	$22,436	$55,252
Research and development expenses	(261,179)	(304,565)
Sales and marketing expenses	(247,536)	(170,730)
General and administrative expenses	(2,781,422)	(5,477,927)
Loss from operations	(3,267,701)	(5,897,970)
Interest expenses	(50,596)	(32,403)
Loss on change in fair value of convertible notes	(1,181,330)	(330,288)
Other (expense) income	(5,523)	23,025
Loss before income tax	(4,505,250)	(6,237,636)
Income tax benefit	8,964	10,229

Net loss	$(4,496,286)	$(6,227,407)

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

We generated revenue of $22,436 and $55,252 for the six months ended February 28, 2022 and 2021, respectively. During the six months ended February 28, 2022, we, through our subsidiary, NPI, earned revenue of $22,436, compared to $53,029 for the six months ended February 28, 2021. Since some of the custom-made app projects have been completed, the revenue decreased.

Research and Development Expenses

Research and development expenses for the six months ended February 28, 2022 and 2021 amounted to $261,179 and $304,565, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $247,536 and $170,730 for the six months ended February 28, 2022 and 2021, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. To promote the FinMaster APP downloads, LOC allocated funding to the marketing for the six months ended February 28, 2022, thus the sales and marketing expenses increased.

General and Administrative Expenses

General and administrative expenses were $2,781,422 and $5,477,927 for the six months ended February 28, 2022 and 2021, respectively. We recognized share-based compensation to directors, employees and consultants of $1,060,813 and $3,834,592 for the six months ended February 28, 2022 and 2021, respectively. Such share-based compensation decreased by $2.77 million from the six months ended February 28, 2021 to the same period in 2022.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $1,181,330 and $330,288 on our convertible promissory notes for the six months ended February 28, 2022 and 2021, respectively. The fair value loss of $1,181,330 is due to change of conversion price and conversion of convertible notes for the six months ended February 28, 2022. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other (Expense) Income

Other (expense) income for the six months ended February 28, 2022 amounted to $(5,523) as compared to $23,025 in the same period of prior year. Other (expense) income mainly consists of the exchange difference, net.

Net Loss

Our net loss was $4,496,286 and $6,227,407 for the six months ended February 28, 2022 and 2021, respectively. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended February 28, 2022 and 2021

	For the three months ended
	February 28, 2022	February 28, 2021
Revenue	$7,631	$32,389
Research and development expenses	(114,896)	(157,694)
Sales and marketing expenses	(33,764)	(61,028)
General and administrative expenses	(1,110,932)	(2,524,760)
Loss from operations	(1,251,961)	(2,710,993)
Interest expenses	(22,196)	(16,957)
(Loss) Gain on change in fair value of convertible notes	(1,076,830)	150,755
Other (expense) income	(30,894)	1,733
Loss before income tax	(2,381,881)	(2,575,462)
Income tax benefit	4,482	5,115

Net loss	$(2,377,399)	$(2,570,347)

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

We generated revenue of $7,631 and $32,389 for the three months ended February 28, 2022 and 2021, respectively. During the three months ended February 28, 2022, we, through our subsidiary, NPI, earned revenue of $7,631, compared to $31,833 for the three months ended February 28, 2021. Since some of the custom-made app projects have been completed, the revenue decreased.

Research and Development Expenses

Research and development expenses for the three months ended February 28, 2022 and 2021 amounted to $114,896 and $157,694, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $33,764 and $61,028 for the three months ended February 28, 2022 and 2021, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the three months ended February 28, 2022, and the sales and marketing expenses decreased.

General and Administrative Expenses

General and administrative expenses were $1,110,932 and $2,524,760 for the three months ended February 28, 2022 and 2021, respectively. We recognized share-based compensation to directors, employees and consultants of $225,584 and $1,675,332 for the three months ended February 28, 2022 and 2021, respectively. Such share-based compensation decreased by $1.45 million from the three months ended February 28, 2021 to the same period in 2022.

(Loss) Gain on change in fair value of convertible notes

We incurred a fair value (loss) gain of $(1,076,830) and $150,755 on our convertible promissory notes for the three months ended February 28, 2022 and 2021, respectively. The fair value loss of $1,076,830 is due to change of conversion price and conversion of convertible notes for the three months ended February 28, 2022. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other (Expense) Income

Other (expense) income for the three months ended February 28, 2022 amounted to $(30,894) as compared to $1,733 in the same quarter of prior year. Other (expense) income mainly consists of the exchange difference, net.

Net Loss

Our net loss was $2,377,399 and $2,570,347 for the three months ended February 28, 2022 and 2021, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of February 28, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2022 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended February 28, 2022 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended February 28, 2022 that were not previously reported on a Current Report on Form 8-K.

From September to December 2021, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 9,010,000 shares of the Company’s common stock at an average price of $0.13 per share. The Company received aggregate gross proceeds of $1,150,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The offer and sale of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by February 28, 2022.

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

Date: April 21, 2022

	By:	/s/ Yi-Hsiu Lin
Yi-Hsiu Lin
Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

