Form 10-Q
period 2022-05-31
Leader Capital Holdings Corp.
filed 2022-07-20
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2022
Common Stock, $0.0001 par value	186,770,825

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	May 31, 2022	August 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$298,795	$787,154
Accounts receivable	3,846	1,567
Prepayments, deposits and other receivables	247,956	231,715
Inventory	9,641	1,128
Total current assets	560,238	1,021,564

Non-current assets
Plant and equipment, net	73,873	69,760
Intangible assets	564,704	630,809
Goodwill	1,747,945	1,747,945
Operating lease right-of-use assets, net	161,192	352,354
Prepayments, deposits and other receivables	6,899	102,339
Total non-current assets	2,554,613	2,903,207

TOTAL ASSETS	$3,114,851	$3,924,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$490,890	$374,269
Contract liabilities	188,508	16,225
Operating lease liability, current	106,501	292,024
Bonds payable	600,000	600,000
Convertible notes payable to related parties	-	108,000
Other loans, current	448,894	-
Due to shareholders	57,785	53,791
Due to a director	978,027	1,098,374
Total current liabilities	2,870,605	2,542,683

Non-current liabilities
Operating lease liability, non-current	54,691	60,331
Deferred tax liabilities	112,055	125,502
Convertible notes payable to related parties	-	882,000
Other loans, non-current	200,000	-
Total non-current liabilities	366,746	1,067,833

TOTAL LIABILITIES	$3,237,351	$3,610,516

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 186,270,069 and 157,949,219 shares issued and outstanding as of May 31, 2022 and August 31, 2021, respectively	18,627	15,795
Additional paid-in capital	32,048,834	23,470,641
Accumulated other comprehensive income	81,507	(171,114)
Accumulated deficits	(32,271,468)	(23,001,067)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	$(122,500)	$314,255

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,114,851	$3,924,771

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the nine months ended		For the three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

REVENUE	$156,527	$78,696	$134,091	$23,444

OPERATING EXPENSES
Research and development expenses	(366,040)	(456,428)	(104,861)	(151,863)
Sales and marketing expenses	(272,801)	(186,068)	(25,265)	(15,338)
General and administrative expenses	(4,590,793)	(7,779,743)	(1,809,371)	(2,301,816)

LOSS FROM OPERATIONS	(5,073,107)	(8,343,543)	(1,805,406)	(2,445,573)

Interest expense	(62,338)	(51,000)	(11,642)	(18,597)

(Loss) Gain on change in fair value of convertible notes	(3,983,877)	(129,288)	(2,802,547)	201,000

OTHER (EXPENSE) INCOME
Exchange difference, net	(244,163)	-	(238,109)	-
Other income – from related parties	-	1,823	-	-
Other income (expense) – from non-related parties	79,637	1,990	79,106	(19,212)
	(164,526)	3,813	(159,003)	(19,212)

LOSS BEFORE INCOME TAX	(9,283,848)	(8,520,018)	(4,778,598)	(2,282,382)

Income tax benefit	13,447	16,108	4,483	5,879

NET LOSS	$(9,270,401)	$(8,503,910)	$(4,774,115)	$(2,276,503)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	252,621	(238,712)	241,538	(274,296)

TOTAL COMPREHENSIVE LOSS	$(9,017,780)	$(8,742,622)	$(4,532,577)	$(2,550,799)

Net loss per share - Basic and diluted	$(0.05)	$(0.06)	$(0.02)	$(0.01)

Weighted average number of shares of common stock outstanding - Basic and diluted	171,713,173	139,771,102	184,072,180	141,699,780

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE NINE MONTHS ENDED MAY 31, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	EQUITY (DEFICIT)

Balance as of September 1, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255
Shares issued in private placement	14,170,000	1,417	1,688,583	-	-	1,690,000
Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares issued to employees and consultants for stock award	9,550,850	955	(955)	-	-	-
Shares to be issued on conversion of convertible notes	3,600,000	360	4,631,640	-	-	4,632,000
Share based compensation	-	-	2,259,025	-	-	2,259,025
Foreign currency translation adjustment	-	-	-	252,621	-	252,621
Net loss	-	-	-	-	(9,270,401)	(9,270,401)
Balance as of May 31, 2022	186,270,069	$18,627	$32,048,834	$81,507	$(32,271,468)	$(122,500)

FOR THE NINE MONTHS ENDED MAY 31, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares issued in private placement	28,257,500	2,825	3,099,155	-	-	3,101,980
Shares to be issued in private placement	-	-	210,000	-	-	210,000
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Cancellation of restricted shares	(23,632,500)	(2,363)	2,363	-	-	-
Share based compensation	-	-	5,409,296	-	-	5,409,296
Foreign currency translation adjustment	-	-	-	(238,712)	-	(238,712)
Net loss	-	-	-	-	(8,503,910)	(8,503,910)
Balance as of May 31, 2021	152,599,219	$15,260	$21,992,237	$(238,712)	$(19,811,485)	$1,957,300

FOR THE THREE MONTHS ENDED MAY 31, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of March 1, 2022	169,559,219	$16,796	$27,312,453	$(160,031)	$(27,497,353)	$(328,135)
Shares issued in private placement	5,160,000	516	539,484	-	-	540,000
Shares issued to employees and consultants for stock award	9,550,850	955	(955)	-	-	-
Shares to be issued on conversion of convertible notes	2,000,000	360	2,999,640	-	-	3,000,000
Share based compensation	-	-	1,198,212	-	-	1,198,212
Foreign currency translation adjustment	-	-	-	241,538	-	241,538
Net loss	-	-	-	-	(4,774,115)	(4,774,115)
Balance as of May 31, 2022	186,270,069	$18,627	$32,048,834	$81,507	$(32,271,468)	$(122,500)

FOR THE THREE MONTHS ENDED MAY 31, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY

Balance as of March 1, 2021	138,894,219	$13,890	$17,524,923	$35,584	$(17,534,982)	$39,415
Shares issued in private placement	26,837,500	2,683	2,681,297	-	-	2,683,980
Shares to be issued in private placement	-	-	210,000	-	-	210,000
Cancellation of restricted shares	(13,132,500)	(1,313)	1,313	-	-	-
Share compensation	-	-	1,574,704	-	-	1,574,704
Foreign currency translation adjustment	-	-	-	(274,296)	-	(274,296)
Net loss	-	-	-	-	(2,276,503)	(2,276,503)
Balance as of May 31, 2021	152,599,219	$15,260	$21,992,237	$(238,712)	$(19,811,485)	$1,957,300

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the nine months ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,270,401)	$(8,503,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	3,983,877	129,288
Share based compensation	2,259,025	5,409,296
Amortization of operating lease right-of-use assets	248,148	228,580
Depreciation and amortization	100,280	104,781
Exchange difference, net	244,163	-
Changes in operating assets and liabilities:
Accounts receivable	(2,415)	(4,051)
Prepayments, deposits and other receivables	71,108	(236,446)
Inventory	(8,799)	(1,540)
Amount due from a director	-	189,474
Deferred tax liabilities	(13,447)	(16,108)
Operating lease liabilities	(248,148)	(225,149)
Contract liabilities	173,116	6,353
Accrued expenses and other payables	96,444	45,878

Net cash used in operating activities	(2,367,049)	(2,873,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(38,419)	(59,598)
Acquisition of intangible assets	(1,437)	(3,483)

Net cash used in investing activities	(39,856)	(63,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	1,690,000	3,311,980
Proceeds from convertible notes issuance	-	800,000
Loan from shareholders	398,762	-
Repayment to shareholders	(54,883)	-
Loan from a non-related party	8,859	-
Advance from shareholders	9,763	35,285
Advance to shareholders	-	(119,248)
Repayment to a director	(122,055)	-
Advance from a director	-	244,316

Net cash provided by financing activities	1,930,446	4,272,333

Effects of exchange rate changes on cash and cash equivalents	(11,900)	(218,623)

Net (decrease) increase in cash and cash equivalents	(488,359)	1,117,075
Cash and cash equivalents, beginning of period	787,154	432,087

CASH AND CASH EQUIVALENTS, END OF PERIOD	$298,795	$1,549,162

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$78,092	$36,000

Non-cash financing activities:
Issuance of shares from conversion of convertible notes	$4,632,000	$-
Modification of convertible notes to loans	$300,000	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine and three months ended May 31, 2022 and 2021

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

As of May 31, 2022, the Company has suffered recurring losses from operations, and records an accumulated deficit and a working capital deficit of $32,271,468 and $2,310,367, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

No development costs were expensed as general and administrative expenses for the nine and three months ended May 31, 2022 and 2021.

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

The Company entered into a Customized App Development Agreement providing the online and offline learning opportunities across different subjects on January 27, 2022. The Company plans to deliver an app and the follow-up maintenance service. As of May 31, 2022, the development work was in the process and the Company will deliver the app by the fourth quarter of current fiscal year. For the nine and three months ended May 31, 2022, revenue of $130,231 was generated from this customer.

Revenue by major product line

	For the nine months ended		For the three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Provision of investment platform services	$8,927	$15,508	$4,128	$5,100
Provision of software development service and maintenance service	147,600	63,188	129,963	18,344
	$156,527	$78,696	$134,091	$23,444

Revenue by Recognition Over Time vs Point in Time

	For the nine months ended		For the three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenue by recognition over time	$156,527	$78,696	$134,091	$23,444
Revenue by recognition at a point in time	-	-	-	-
	$156,527	$78,696	$134,091	$23,444

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of May 31, 2022, the Company’s remaining performance obligations were $188,508, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the nine months ended May 31, 2022 and 2021:

Receipt in advance	2022	2021

Balance as of September 1	$16,225	$2,896
Advances received from customers related to unsatisfied performance obligations	184,967	9,354
Revenue recognized from beginning contract liability balance	(11,851)	(3,001)
Exchange difference	(833)	321
Balance as of May 31	$188,508	$9,570

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

For the nine months ended May 31, 2022 and 2021, the total R&D expenses were $366,040 and $456,428, respectively.

For the three months ended May 31, 2022 and 2021, the total R&D expenses were $104,861 and $151,863, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the nine months ended May 31, 2022 and 2021, advertising costs totaled $252,951 and $155,618, respectively. For the three months ended May 31, 2022 and 2021, advertising costs totaled $12,902 and $11,790, respectively.

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

For the nine months ended May 31, 2022 and 2021, redeemable point liability charged as sales and marketing expenses were $19,850 and $30,450, respectively.

For the three months ended May 31, 2022 and 2021, redeemable point liability charged as sales and marketing expenses were $12,363 and $3,548, respectively.

As of May 31, 2022 and August 31, 2021, liabilities recorded related to unredeemed points were $91,500 and $75,648, respectively, which were included in other payables (note 8).

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

Inventory as of May 31, 2022 and August 31, 2021 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the nine and three months ended May 31, 2022 and 2021.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of May 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the nine months ended		For the three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Net loss	$(9,270,401)	$(8,503,910)	$(4,774,115)	$(2,276,503)
Weighted average number of shares of common stock outstanding - Basic and diluted*	171,713,173	139,771,102	184,072,180	141,699,780
Net loss per share - Basic and diluted	$(0.05)	$(0.06)	$(0.02)	$(0.01)

*	Including 6,442,936 shares granted and vested but not yet issued for the period ended May 31, 2022; and including nil shares that were granted and vested but not yet issued for the period ended May 31, 2021.

As of May 31, 2022 and August 31, 2021, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of May 31, 2022	As of August 31, 2021

Period-end HK$ : US$ 1 exchange rate	7.80	7.80
Period-end NT$ : US$ 1 exchange rate	28.99	27.66
Period-end RMB : US$ 1 exchange rate	6.67	6.46

	For the nine months ended,
	May 31, 2022	May 31, 2021

Period average HK$ : US$ 1 exchange rate	7.80	7.80
Period average NT$ : US$ 1 exchange rate	28.22	28.34
Period average RMB : US$ 1 exchange rate	6.42	6.56

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying	Fair Value Measurement at
	Value at	August 31, 2021
	August 31, 2021	Level 1	Level 2	Level 3
Convertible notes measured at fair value	$990,000	$-	$-	$990,000

	Carrying	Fair Value Measurement at
	Value at	May 31, 2022
	May 31, 2022	Level 1	Level 2	Level 3
Convertible notes measured at fair value	$-	$-	$-	$-

A summary of changes in financial liabilities for the nine months ended May 31, 2022 and 2021 was as follows:

	2022	2021

Balance at September 1	$990,000	$104,000
Issuance of convertible notes	-	800,000
Fair value loss on issuance of convertible notes	-	526,838
Interest waived in conversion of convertible notes	(18,031)	-
Interest paid	(48,000)	-
Interest expenses on convertible notes	31,518	2,712
Change in fair value of convertible notes	3,983,877	(397,550)
Modification of interest payable on convertible notes to loans	(7,364)	-
Modification of convertible notes to loans	(300,000)	-
Conversion of convertible notes	(4,632,000)	-
Balance at May 31	$-	$1,036,000

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Wang Chin-Nan Wang	Chin- Chiang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	March 18, 2020	November 2, 2020	November 25, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	0.54%	0.16%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.20	$0.12	$3.00	$3.00	$2.00
Conversion Price	$1.00 (i)	$0.40	$0.40	$0.40	$0.40
	$1.50 (ii)
Volatility	34.20%	41.51%	42.00%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	6.88%	7.52%	6.93%	6.93%	6.76%
Liquidity Risk Premium	51.08%	77.62%	78.14%	78.14%	75.73%

Appraisal Date	August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021
Risk-free Rate	0.05%	0.09%	0.10%	0.10%	0.12%
Applicable Closing Stock Price	$2.01	$2.01	$2.01	$2.01	$2.01
Conversion Price	$0.40	$0.40	$0.40	$0.40	$0.40
Volatility	45.20%	49.90%	49.76%	49.76%	48.45%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	3.63%	3.63%	3.63%	3.63%	3.63%
Liquidity Risk Premium	84.04%	86.98%	86.63%	86.63%	85.12%

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

The balances of the Goodwill as of May 31, 2022 and August 31, 2021 are as follows

	As of May 31, 2022	As of August 31, 2021

Balance of Goodwill	$1,747,945	$1,747,945

The Company performed Goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. No impairment loss of Goodwill of the reporting unit of the Fintech App development was recognized for the nine and three months ended May 31, 2022 and 2021.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of May 31, 2022 and August 31, 2021 are summarized below:

	As of May 31, 2022	As of August 31, 2021
Furniture and fixtures	$80,880	$64,791
Office equipment	31,247	32,038
Leasehold improvement	85,995	83,883
Total	198,122	180,712
Less: Accumulated depreciation	(124,249)	(110,952)
Plant and Equipment, net	$73,873	$69,760

Depreciation expenses, classified as operating expenses, were $32,738 and $27,978 for the nine months ended May 31, 2022 and 2021, respectively; and $9,406 and $8,443 for the three months ended May 31, 2022 and 2021, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of May 31, 2022 and August 31, 2021 are summarized below:

	As of May 31, 2022	As of August 31, 2021
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	4,920	3,483
Total	853,120	851,683
Less: Accumulated amortization	(176,501)	(108,959)
Impairment	(111,915)	(111,915)
Intangible assets, net	$564,704	$630,809

Amortization expense for intangible assets was $67,542 and $76,803 for the nine months ended May 31, 2022 and 2021, respectively; and $22,534 and $25,625 for the three months ended May 31, 2022 and 2021, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows . No impairment loss of intangible asset was recognized for the nine and three months ended May 31, 2022 and 2021.

As of May 31, 2022, amortization expenses related to intangible assets for future periods are estimated to be as follows:

2022 (remaining period)	$22,534
2023	90,136
2024	90,136
2025	90,136
2026	90,136
2027 and thereafter	181,626
Total	$564,704

6. RELATED PARTY TRANSACTIONS

	For the nine months ended		For the three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Other Income:
Miscellaneous income from Greenpro LF Limited (a)	$-	$1,823	$-	$-

Interest expense:
Interests charged to shareholders (Note 9 and 11)	62,246	-	23,220	-

(a)	Mr. Lin is a director of Greenpro LF Limited.

7. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2022	As of August 31, 2021

Rental and management fee deposits	$115,646	120,831
Other prepaid expenses	104,942	194,040
Other taxes recoverable	34,267	19,183
	$254,855	334,054
Less: non-current portion
Rental and management fee deposits	6,899	54,204
Other prepaid expenses	-	48,135
Prepayments, deposits and other receivables, non-current	6,899	102,339
Prepayments, deposits and other receivables, current	$247,956	231,715

8. ACCRUED EXPENSES AND OTHER PAYABLES

	As of May 31, 2022	As of August 31, 2021
Accrued interests (Note 9 and 11)	$29,057	2,935
Accrued payroll	140,720	207,864
Other accrued expenses	229,613	87,822
Other payables	91,500	75,648
	$490,890	374,269

9. DUE TO SHAREHOLDERS AND DIRECTORS

	As of May 31, 2022	As of August 31, 2021
Other loans from shareholders:
Chen Jui-Chin (c) (Note 12)	$100,000	$-
Chen Teh-Ling (b)	50,000	-
Huang Chun-Shuo (a)	158,000	-
Huang Mei-Ying (e)	123,491	-
Hsu Kuo-Hsun (g)	1,380	-
Wang Chin-Chiang (d) (Note 12)	200,000	-
Wang Ding-Yu (f)	7,399	-
Total (Note 10)	640,270	-
Less: Other loans, non-current	(200,000)	-
	$440,270	$-

Due to a director - current:
Lin Yi-Hsiu (i)	$978,027	$1,098,374

Due to shareholders - current:
Tu Yu-Cheng (i)	$47,841	$50,591
Cheng Hung-Pin (i)	7,544	800
Huang Mei-Ying (i)	800	800
Lo Shih-Chu (i)	800	800
Chen Jun-Yuan (i)	800	800
Total	$57,785	$53,791

(a)	On February 28, 2022, the Company obtained a loan of RMB1,000,000 ($158,000) from Huang Chun-Shuo, which accrues interest at the rate of 8% per annum. The loan was due on May 27, 2022 and further extended to November 27, 2022. Interest of $3,186 and $3,160 respectively was incurred for the nine and three months ended May 31, 2022. Interest of $3,186 and $nil was accrued as of May 31, 2022 and August 31, 2021, respectively.

(b)	The Company borrowed a total of principal amounted to NTD1,480,000 ($50,000) from Teh-Ling Chen with 6% p.a. interest bearing payable on maturity. The loan of NTD1,000,000 ($33,784) borrowed on March 1, 2022 was due on April 30, 2022 but extended a further 6-month while NTD480,000 ($16,216) obtained on May 16, 2022 would be due on August 31, 2022. Interest of $572 was incurred for the nine and three months ended May 31, 2022. Interest of $572 and $nil was accrued as of May 31, 2022 and August 31, 2021, respectively. On June 17, 2022, 500,576 shares of the Company were subsequently issued to Teh-Ling Chen for the repayment of principal and accrued interest.

(c)	The loan was modified from convertible note on March 23, 2022 and would be repayable in five installments before November 30, 2022 with 6% interest-bearing per annum. For the nine and three months ended May 31, 2022, interest of $4,488 and $1,488 were incurred respectively. Interest of $1,199 and $nil was accrued as of May 31, 2022 and August 31, 2021, respectively. $10,000 was subsequently repaid by the Company on June 1, 2022.

(d)	The loan was modified from convertible note on May 3, 2022 and would mature on November 25, 2024 with 6% interest-bearing per annum. For the nine and three months ended May 31, 2022, interest of $9,000 and $3,000 were incurred respectively. Interest of $6,165 and $nil was accrued as of May 31, 2022 and August 31, 2021, respectively.

(e)	The Company borrowed non-interest bearing loans in the aggregate amount of NTD4,000,000 ($137,979) from Huang Mei-Ying. The loans of NTD2,500,000 ($86,237) and NTD1,000,000 ($34,494) borrowed on December 25, 2021 and January 12, 2022 were due on May 24, 2022 and June 30, 2022, respectively but further extended to December 31, 2022. NTD420,000 ($14,488) was repaid for the remaining loan of NTD500,000 ($17,248) obtained on February 9, 2022 which would be repayable based on the Company’s financial ability

(f)	On April 25, 2022, the Company obtained non-interest bearing loan of NTD214,500 ($7,399) from Wang Ding-Yu. The loan would mature on December 31, 2022.

(g)	A principal of NTD40,000 ($1,380) was obtained from Hsu Kuo-Hsun on May 13, 2022. The loan is non-interest bearing and would mature on December 31, 2022.

(h)	The Company borrowed a principal amount of $40,000 on May 16, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on May 31, 2022. No interest was accrued as of May 31, 2022.

(i)	Amounts due to other shareholders and a director are unsecured, interest-free with no fixed payment term.

10. OTHER LOANS

	As of May 31, 2022	As of August 31, 2021
Other loans:
- from shareholders (note 9)	$640,270	$-
- from a non-related party	8,624	-
	648,894	-
Less: Other loan, non-current:	(200,000)	-
	$448,894	$-

On May 20, 2022, the Company borrowed non-interest bearing loan of NTD250,000 ($8,624) from a non-related company which was owned by an employee of the Company. The loan would be repayable on December 31, 2022.

11. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with an individual third party on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. Interest of $17,935 and $2,935 was accrued as of May 31, 2022 and August 31, 2021, respectively.

Interest expenses of $45,000 and $15,000 were incurred for the nine and three months ended May 31, 2022 and 2021, respectively.

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
	$900,000

On March 18, 2020, the Company issued an unsecured note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Jui-Chin Chen. On August 17, 2020, the Company amended the Note and the Agreement, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On March 23, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to cancel the conversion option and to repay the principal in two instalments and accrued interest during that period before October 31, 2022. The balance was classified as 6% short-term loan on the same date (Note 9). ($4,088) and $1,912 was recognized for the (gain) loss on change in fair value of the modification during the nine and three months ended May 31, 2022, respectively. On May 29, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to repay the principal and interests in five instalments before November 30, 2022.

On November 2, 2020, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on November 2, 2022 and unsecured. On May 10, 2022, the Company entered into an amendment to the Note with the shareholder, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.10 per share. $178,000 was recognized for the loss on change in fair value of the modification during the nine and three months ended May 31, 2022. On May 12, 2022, the shareholder submitted conversion notice to the Company converting all of the outstanding balance of his Note into an aggregate of 1,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022. Further $1,217,841 and $1,222,841 of the loss on change in fair value was recognized during the nine and three months ended May 31, 2022, respectively.

On November 25, 2020, the Company issued a Note in the principal amount of $200,000, which accrues interest at the rate of 6% per annum, to a shareholder – Chin-Chiang Wang. The Note is due on November 25, 2022 and unsecured. On May 3, 2022, the Company entered into an amendment to the Note and the convertible promissory note purchase agreement with Chin-Chiang Wang, mutually agreed to extend the maturity date to November 25, 2024 and cancel the conversion option. ($10,835) and $1,165 was recognized for the (gain) loss on change in fair value of the modification during the nine and three months ended May 31, 2022, respectively. The balance was classified as non-current 6% loan on the same date (Note 9).

On November 25, 2020, the Company issued several Notes in the total principal amount of $400,000, which accrues interest at the rate of 6% per annum, to shareholders – Chin-Ping Wang and Chin-Nan Wang. The notes are due on November 25, 2022 and unsecured. On January 24, 2022, the Company entered into an amendment to the Notes with these two shareholders, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Notes would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.25 per share. $141,000 and $nil was recognized for the loss on change in fair value of the modification during the nine and three months ended May 31, 2022, respectively. On January 26, 2022, the shareholders submitted conversion notices to the Company converting all of the outstanding balances of their Notes into an aggregate of 1,600,000 shares of the Company’s common stock. The conversion was approved by the Company on January 31, 2022 and the shares were issued on March 15, 2022. Further $1,069,330 and $nil of the loss on change in fair value was recognized during the nine and three months ended May 31, 2022, respectively.

On January 15, 2021, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on January 15, 2023 and unsecured. On May 10, 2022, the Company entered into an amendment to the Note with the shareholder, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.10 per share. $176,000 was recognized for the loss on change in fair value of the modification during the nine and three months ended May 31, 2022. On May 12, 2022, the shareholder submitted conversion notice to the Company converting all of the outstanding balance of his Note into an aggregate of 1,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022. Further $1,216,629 and $1,222,629 of the loss on change in fair value was recognized during the nine and three months ended May 31, 2022, respectively.

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

No convertible note was held while interest of $nil was accrued as of May 31, 2022.

During the nine months ended May 31, 2022 and 2021, interest of $31,518 and $2,712 were incurred on the Notes, respectively. During the three months ended May 31, 2022 and 2021, interest of $10,848 and $nil were incurred on the Notes, respectively.

13. INCOME TAXES

For the period ended May 31, 2022 and 2021, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Nine months ended		Three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Tax jurisdictions from:
- Local	$(6,263,237)	$(4,279,016)	$(3,887,485)	$(1,374,280)
- Foreign, representing
Seychelles	-	(1,610)	-	-
British Virgin Islands	(2,046)	(89,604)	(191)	(4,626)
Taiwan	(1,792,198)	(1,331,039)	(540,758)	(380,979)
PRC	(520,338)	(457,705)	(265,710)	(146,307)
Hong Kong	(706,029)	(2,361,044)	(84,454)	(376,190)
Loss before income tax	$(9,283,848)	$(8,520,018)	(4,778,598)	(2,282,382)

The components of the benefit for income taxes expenses are:

	Nine months ended		Three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Current	$-	$-	$-	$-
Deferred	(13,447)	(16,108)	(4,483)	(5,879)
Total income tax benefit	$(13,447)	$(16,108)	$(4,483)	$(5,879)

The benefit for income taxes consisted of the following:

	Nine months ended		Three months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Loss before income taxes	$(9,283,848)	$(8,520,018)	$(4,778,598)	$(2,282,382)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	(1,949,608)	(1,789,204)	(1,003,505)	(479,300)
Reconciling items:
Non-deductible expenses (non-taxable income)	929,439	84,775	618,124	(28,271)
Share-based payments	474,395	1,139,058	251,624	333,794
Tax effect of tax exempt entity	430	19,154	40	970
Rate differential in different tax jurisdictions	9,560	101,249	(6,428)	14,886
Valuation allowance on deferred tax assets	522,337	428,858	135,662	152,040
Income tax benefit	$(13,447)	$(16,108)	$(4,483)	$(5,879)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of May 31, 2022, the operations in the United States of America incurred $2,575,789 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of May 31, 2022, the Company has provided for a full valuation allowance of $540,916 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFGL is registered as an international business company, as such, LFGL is governed by the International Business Companies Act of Seychelles and not subject to income taxes in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. Since January 1, 2018, the CIT rate in Taiwan is 20%. As of May 31, 2022, LOC had net operating loss carry-forwards in Taiwan of $4,524,813, which will expire in various years through 2025. The Company has provided for a full valuation allowance of $904,963 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of May 31, 2022, BJDC had net operating loss carry-forwards in the PRC of $2,351,545, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $587,886 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of May 31, 2022, the operations in Hong Kong incurred $3,214,781 of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of May 31, 2022, the Company has provided for a full valuation allowance of approximately $530,439 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	May 31, 2022	August 31, 2021
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(540,916)	$(469,843)
– Taiwan	(904,963)	(618,141)
– PRC	(587,886)	(457,802)
– Hong Kong	(530,439)	(469,186)
Less: valuation allowance	2,564,204	2,014,972
	$-	$-
Deferred tax liabilities:
Intangible assets – Technical know-hows	$112,055	$125,502

14. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin was compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin was be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000 and $1,000,000, respectively, which was calculated based on a price per share of $0.50 and $0.40, respectively and amortized over the service term. On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The bonus compensation offer was cancelled on March 1, 2022. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2022 and 2021, the Company amortized $187,500 and $750,000, respectively, as remuneration. During the three months ended May 31, 2022 and 2021, the Company amortized $62,500 and $250,000, respectively.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock granted on September 1, 2020 was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2021. The fair value of the shares of restricted common stock granted on September 1, 2021 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2022 and 2021, the Company amortized $112,500 and $450,000, respectively, as remuneration. During the three months ended May 31, 2022 and 2021, the Company amortized $37,500 and $150,000, respectively.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. On March 1, 2021, the Company renewed the consulting agreement for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $750,000 and $100,000, respectively which was calculated based on a price per share of $0.50 and $0.10 respectively and amortized over the service term. During the nine months ended May 31, 2022 and 2021, the Company amortized $50,000 and $625,000 respectively as consulting expenses under this agreement. During the three months ended May 31, 2022 and 2021, the Company amortized $nil and $250,000 respectively. The shares were granted on July 7, 2020 and December 16, 2021, respectively.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of restricted common stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of restricted common stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. As of August 31, 2020, 5,000,000 common shares of the Company had been issued to the employee. The fair value of the shares of restricted common stock issued to him was $6,000,000, which was calculated based on a price per share of $0.40. As of May 31, 2022, apart from the 5,000,000 Inducement Shares, 6,128,868 shares were vested to the employee upon achievement of the milestones set forth in the employee’ offer letters. During the nine months ended May 31, 2022 and 2021, the Company amortized $318,108 and $1,742,630, respectively, as salaries. During the three months ended May 31, 2022 and 2021, the Company amortized $75,627 and $158,037, respectively. As of May 31, 2022, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to a staff member, pursuant to which the staff member agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff member received a monthly compensation in the form of NT$77,000 ($2,717) for the first three months (probationary period) and thereafter NT$92,500 ($3,264) in cash. In addition, the staff member would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if the staff member met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the nine and three months ended May 31, 2021, the Company recognized $50,000 and $20,833 respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into a one-year consulting services agreement with a company. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services rendered by the provider’s employees, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the nine months ended May 31, 2022 and 2021, the Company recognized $16,666 and $283,333 respectively as compensation under these arrangements. During the three months ended May 31, 2022 and 2021, the Company recognized $nil and $100,000 respectively. The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to a staff member, pursuant to which the staff member agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff member received a monthly compensation in the form of NT$77,000 ($2,717) in cash. In addition, the staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the nine and three months ended May 31, 2021, the Company recognized $50,000 and $20,833 respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into one-year consulting agreements with two consultants to assist in monitoring and improving FinMaster APP. Pursuant to the agreement, the Company agreed to pay the consultants 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the nine months ended May 31, 2022 and 2021, the Company amortized $416,666 and $1,458,333 respectively as consulting expenses under these agreements. During the three months ended May 31, 2022 and 2021, the Company amortized $nil and $625,000 respectively.

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

On September 1, 2021, the Company issued an offer letter to Hsu Kuo-Hsun, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. Per the terms of the offer letter, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $2,157) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine and three months ended May 31, 2022, the Company amortized $90,000 and $30,000, respectively, as consulting expenses under this agreement.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chiao Chien, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his services, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,648) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine and three months ended May 31, 2022, the Company amortized $112,500 and $37,500, respectively, as consulting expenses under this agreement.

On December 21, 2021, pursuant to the 2021 Equity Incentive Plan, the Company granted an aggregate of 9,550,850 non-restricted share units of the Company’s common stock to certain employees and consultants of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest immediately.  The fair price of the non-restricted shares was $0.10 per share. The Company recognized the share-based compensation expenses over the vesting period on a graded-vesting method. The Company recorded non-cash share-based compensation of $955,085 for the nine and three months ended May 31, 2022, in respect of the non-restricted shares granted. The shares were issued on March 2, 2022. As of May 31, 2022, neither unrecognized stock-based compensation was associated with the above share units nor vested shares were to be issued.

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

From September 2021 to May 2022, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 14,170,000 shares of the Company’s common stock at an average price of $0.12 per share. The Company received aggregate gross proceeds of $1,690,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by May 31, 2022.

In January 2022, two holders agreed to convert convertible notes with a principal amount of $400,000 for a total of 1,600,000 shares of the Company’s common stock. The amount of $1,631,840 was classified as shares issued under paid-in capital as of May 31, 2022. The shares were issued on March 15, 2022.

In May 2022, a holder agreed to convert convertible notes with a principal amount of $200,000 for a total of 2,000,000 shares of the Company’s common stock. The amount of $2,999,800 was classified as shares issued under paid-in capital as of May 31, 2022. The shares were issued on May 19, 2022.

As of May 31, 2022, unrecognized share-based compensation expense was $1,640,326.

As of May 31, 2022, 6,442,936 shares were granted to employees and vested but not yet issued.

15. COMMITMENTS AND CONTINGENCIES

During the period ended May 31, 2022, the Company entered into month-to-month lease agreements with independent third parties to rent office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong. The rental expense for the nine months ended May 31, 2022 and 2021 were $259,402 and $235,765 respectively; and $110,925 and $72,361 for the three months ended May 31, 2022 and 2021 respectively.

The following table lists the future minimal payments to be paid by the Company under a non-cancellable operating lease for office space in Taiwan with an initial term of one-year as of May 31, 2022:

Year ending May 31,
2023	$2,760
2024	-
2025	-
2026	-

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the nine months ended
	May 31, 2022	May 31, 2021

Operating lease cost – classified as general and administrative expenses	$259,402	$229,234
Weighted Average Remaining Lease Term – Operating leases	1.54 years	1.18 years
Weighted Average Discounting Rate – Operating leases	5.31%	5.78%

The following is a schedule, by years, of maturities of lease liabilities as of May 31, 2022:

Operating leases
2022 (remaining period)	$64,116
2023	56,638
2024	40,001
2025	6,667
2026	-
Thereafter	-
Total undiscounted cash flows	167,422
Less: imputed interest	(6,230)
Present value of lease liabilities	$161,192

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, mutual agreement or expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $150,000 and $129,000 as of May 31, 2022 and August 31, 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $52,000 and $69,000 as of May 31, 2022 and August 31, 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

16. SUBSEQUENT EVENTS

On July 14, 2022, the Company entered into securities purchase agreement with an accredited investor whereby the investor purchased a total of 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The Company received aggregate gross proceed of $500,000. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares are expected to be issued by end of July 2022.

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

We have incurred significant operating losses. As of May 31, 2022 and August 31, 2021, our accumulated deficits were $$32,271,468 and $23,001,067, respectively. We generated revenue of $156,527 and $78,696 for the nine months ended May 31, 2022 and 2021, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2022, we have suffered recurring losses from operations, and recorded an accumulated deficit and a working capital deficit of $32,271,468 and $2,310,367, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Our business continues to be impacted by the COVID-19 pandemic. Significant COVID-19 related restrictions, including those in response to the outbreak of the Delta variant in the second and third quarters and the Omicron variant in the fourth quarter of calendar year 2021, have continued and in some instances, have been significantly tightened, in markets in which we operate. According to Taiwan’s Central Epidemic Command Center (“CECC”), Taiwan’s Covid-19 cases have been increased dramatically since the first half of April, 2022 and reached the peak during mid-May and mid-June. As of July 13, totally 4,131,663 local infections reported this year, in which over 3,700,000 cases recorded during the second quarter, comparing with 1,226 cases in the first quarter of 2022. CECC confirms that 99.55% of the reported cases were asymptomatic or had mild symptoms. The average daily reported cases maintained over 30,000 cases in July. To reduce the impact on people’s daily life and to the economy, the government will activate the home care program for confirmed cases based on the developments in the pandemic situation.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	May 31, 2022	May 31, 2021
Net cash used in operating activities	$(2,367,049)	$(2,873,554)
Net cash used in investing activities	(39,856)	(63,081)
Net cash provided by financing activities	1,930,446	4,272,333
Cash and cash equivalents, beginning of period	787,154	432,087
Effects of exchange rate changes on cash and cash equivalents	(11,900)	(218,623)
Cash and cash equivalents, end of period	$298,795	$1,549,162

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2022 and 2021 was $2,367,049 and $2,873,554, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2022 and 2021 was $39,856 and $63,081, respectively. The net cash used in investing activities was related to the acquisition of plant and equipment and intangible assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2022 and 2021 was $1,930,446 and $4,272,333, respectively. The cash provided by financing activities were related to the issuance of shares and convertible notes, and advances from (to) shareholders and a director.

Results of Operations

Comparison for the nine months ended May 31, 2022 and 2021

	For the nine months ended
	May 31, 2022	May 31, 2021
Revenue	$156,527	$78,696
Research and development expenses	(366,040)	(456,428)
Sales and marketing expenses	(272,801)	(186,068)
General and administrative expenses	(4,590,793)	(7,779,743)
Loss from operations	(5,073,107)	(8,343,543)
Interest expenses	(62,338)	(51,000)
Loss on change in fair value of convertible notes	(3,983,877)	(129,288)
Other (expense) income	(164,526)	3,813
Loss before income tax	(9,283,848)	(8,520,018)
Income tax benefit	13,447	16,108

Net loss	$(9,270,401)	$(8,503,910)

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

We generated revenue of $156,527 and $78,696 for the nine months ended May 31, 2022 and 2021, respectively. During the nine months ended May 31, 2022, we, through our subsidiary, NPI, earned revenue of $26,295, compared to $73,696 for the nine months ended May 31, 2021. The increment of revenue was arisen from the new custom-made app project commenced during the third quarter of current fiscal year.

Research and Development Expenses

Research and development expenses for the nine months ended May 31, 2022 and 2021 amounted to $366,040 and $456,428, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to the termination of consultancy agreement on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses were $272,801 and $186,068 for the nine months ended May 31, 2022 and 2021, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. To promote the FinMaster APP downloads, LOC allocated funding to the marketing for the nine months ended May 31, 2022, thus the sales and marketing expenses increased.

General and Administrative Expenses

General and administrative expenses were $4,590,793 and $7,779,743 for the nine months ended May 31, 2022 and 2021, respectively. We recognized share-based compensation to directors, employees and consultants of $2,259,025 and $5,409,296 for the nine months ended May 31, 2022 and 2021, respectively. Such share-based compensation decreased by $3.15 million from the nine months ended May 31, 2021 to the same period in 2022.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $3,983,877 and $129,288 on our convertible promissory notes for the nine months ended May 31, 2022 and 2021, respectively. The fair value loss of $3,983,877 is due to change of conversion price and conversion of convertible notes for the nine months ended May 31, 2022. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other (Expense) Income

Other (expense) income for the nine months ended May 31, 2022 amounted to $(164,526) as compared to $3,813 in the same period of prior year. Other (expense) income mainly consists of the exchange difference, net which was exchange loss arose from the depreciation of NTD and RMB against USD for inter-group remittance. It was partially offset by the reversal of overstated payroll payable to the COO.

Net Loss

Our net loss was $9,270,401 and $8,503,910 for the nine months ended May 31, 2022 and 2021, respectively. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended May 31, 2022 and 2021

	For the three months ended
	May 31, 2022	May 31, 2021
Revenue	$134,091	$23,444
Research and development expenses	(104,861)	(151,863)
Sales and marketing expenses	(25,265)	(15,338)
General and administrative expenses	(1,809,371)	(2,301,816)
Loss from operations	(1,805,406)	(2,445,573)
Interest expenses	(11,642)	(18,597)
(Loss) Gain on change in fair value of convertible notes	(2,802,547)	201,000
Other expense	(159,003)	(19,212)
Loss before income tax	(4,778,598)	(2,282,382)
Income tax benefit	4,483	5,879

Net loss	$(4,774,115)	$(2,276,503)

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

We generated revenue of $134,091 and $23,444 for the three months ended May 31, 2022 and 2021, respectively. During the three months ended May 31, 2022, we, through our subsidiary, NPI, earned revenue of $3,860, compared to $20,667 for the three months ended May 31, 2021. The increment of revenue was arisen from the new custom-made app project commenced during the third quarter of current fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended May 31, 2022 and 2021 amounted to $104,861 and $151,863, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to termination of consultancy agreement on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses were $25,265 and $15,338 for the three months ended May 31, 2022 and 2021, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the three months ended May 31, 2022, and the sales and marketing expenses decreased.

General and Administrative Expenses

General and administrative expenses were $1,809,371 and $2,301,816 for the three months ended May 31, 2022 and 2021, respectively. We recognized share-based compensation to directors, employees and consultants of $1,198,212 and $1,574,704 for the three months ended May 31, 2022 and 2021, respectively. Such share-based compensation decreased by $0.38 million from the three months ended May 31, 2021 to the same period in 2022.

(Loss) Gain on change in fair value of convertible notes

We incurred a fair value (loss) gain of $(2,802,547) and $201,000 on our convertible promissory notes for the three months ended May 31, 2022 and 2021, respectively. The fair value loss of $2,802,547 is due to change of conversion price and conversion of convertible notes for the three months ended May 31, 2022. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Expense

Other expense for the three months ended May 31, 2022 amounted to $159,003 as compared to $19,212 in the same quarter of prior year. Other expense mainly consists of the exchange difference, net which was exchange loss arose from the depreciation of NTD and RMB against USD for inter-group remittance. It was partially offset by the reversal of overstated payroll to the COO.

Net Loss

Our net loss was $4,774,115 and $2,276,503 for the three months ended May 31, 2022 and 2021, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of May 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2022 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended May 31, 2022 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended May 31, 2022 that were not previously reported on a Current Report on Form 8-K.

From September 2021 to May 2022, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 14,170,000 shares of the Company’s common stock at an average price of $0.12 per share. The Company received aggregate gross proceeds of $1,690,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The offer and sale of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by May 31, 2022.

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

Date: July 20, 2022

	By:	/s/ Yi-Hsiu Lin
Yi-Hsiu Lin
Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

