Form 10-K
period 2022-08-31
Leader Capital Holdings Corp.
filed 2022-12-14
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $87.64 million based upon the closing sale price reported on Monday, February 28, 2022 on the OTC Marketplace.

As of December 8, 2022, there were 200,470,825 shares of common stock, par value $0.0001, outstanding.

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

The Company has developed a new, more comprehensive mobile application, the FinMaster App (the “App”). The FinMaster App intends to offer one-stop solution for multi-facet financial services. Key services include real-time Taiwan stock market quotes, financial industry information and news, social media activities, on-line live broadcast, A.I. stock selection and other features. With more than 350,000 downloads of the FinMaster App, the Company continues to collect data as well as user feedback to enhance current App features and fine tune research and development (“R&D”) plans to optimize customer experience.

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

Marketing

The FinMaster App is marketed mainly through word of mouth. Currently, we also employ Facebook, and YouTube as our marketing tools. During the past fiscal years 2022 and 2021, we also broadcasted commercials on various television stations in Taiwan to promote the FinMaster App. We also rely on our clients and business contacts, such as insurance brokerage houses, real estate agent firms, social network groups, and securities firms to encourage their clients to download the FinMaster App.

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

Employees

As of December 8, 2022, the Company had 34 employees.

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

Item 1A. Risk Factors.

Risks Related to Our Business

COVID-19 Pandemic Update

Our business continues to be impacted by the COVID-19 pandemic. Significant COVID-19 related restrictions have continued and in some instances, have been significantly tightened, in markets in which we operate, especially (which has been affected more severely in the second and third quarter of 2021 than before). Border controls and travel restrictions, such as those imposed in Taiwan, Hong Kong, and the continuing uncertainty over the extent and timing of the re-opening of the border between Hong Kong and mainland China, have had and may continue to have an adverse effect on our operations. The impact of the pandemic and the measures taken by the relevant governments to contain the disease on the global economy, the economies of the markets in which we operate, and the movement of people have adversely affected, and we expect will continue to adversely affect, the roll out of our business plans and results of operations throughout the fiscal year of 2022 and into fiscal year 2023.

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

We are a company with a limited operating history and limited revenues to date. We have incurred losses since our inception and expect to experience operating losses and negative cash flows for the foreseeable future. As of August 31, 2022, we had a total accumulated deficit of $34,921,164. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to the development of the FinMaster App, marketing and other promotional activities, the addition of personnel, if necessary, and our continued efforts to form relationships with financial service providers and insurers. We may never generate significant revenue and we may never be profitable.

PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of a securities offering to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In the normal course of our business, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries. Any loans to our wholly foreign-owned or holding subsidiaries in China, which are treated as foreign-invested enterprises (“FIEs”) under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our FIE subsidiaries in China to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local counterparts, or filed with SAFE in its information system. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19, effective June 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will implement the relevant rules in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot be certain that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our subsidiaries in China. As a result, uncertainties exist as to our ability to provide prompt funding to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our financial condition and operating results.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Currently, some of our expenses are denominated in Renminbi.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay us back, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. In addition, there can be no assurance that the PRC government will not intervene or impose restrictions on our ability to transfer cash or assets within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of PRC and may adversely affect our business, financial condition and results of operations.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the development and commercialization of the Apps and our business may fail.

Because the version of the FinMaster App we plan to sell is not yet fully developed, our business requires capital investments. Our cash on hand, which at August 31, 2022 was $213,270, will not be sufficient to meet all of our future needs. Furthermore, our target customers may be slow to adopt the App. We anticipate that we will require substantial additional funds in excess of our current financial resources to complete the development of the App and to market it. Until the App generate revenues sufficient to support our operations, we plan to obtain the necessary working capital for operations through the sale of our securities or loans from related parties, but we may not be able to obtain financing in amounts sufficient to fund our business plan. If we cannot obtain additional funding when and as needed, our business might fail.

As the Company has working capital deficiency and accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this report, we had suffered recurring losses from operations, and recorded an accumulated deficit, a working capital deficit and a net stockholders’ deficit of $34,921,164, $2,248,545 and $2,200,107 respectively as of August 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting:

(1)	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(2)	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

(3)	We did not implement appropriate information technology controls – As of August 31, 2022, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors and we do not have sufficient control policies that prevent inappropriate and unauthorized use of the system across all layers of systems.

(4)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

Our principal executive offices and substantially all of our assets are located in Hong Kong, Beijing, and Taiwan, and substantially all of our revenues are derived from LCHD but all staff for these projects are based in Hong Kong, PRC and Taiwan. Accordingly, our business, financial condition and results of operations and the market price of shares of our common stock may be affected by changes in PRC and ROC governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting these locations which are outside of our control. Taiwan has a unique international political status. The PRC government asserts sovereignty over mainland China and Taiwan and does not recognize the legitimacy of the government of the ROC. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan declares independence or if Taiwan refuses to accept the PRC’s stated “One China” policy. In addition, on March 14, 2005, the National People’s Congress of the PRC passed what is widely referred to as the “anti-secession” law, a law authorizing the PRC military to respond to efforts by Taiwan to seek formal independence. An increase in tensions between the ROC and the PRC and the possibility of instability and uncertainty could adversely affect the prices of our shares. It is unclear what effects any of the events described above may have on relations with the PRC. Relations between Taiwan and the PRC and other factors affecting Taiwan’s political environment could affect our business. These revenue may subject to US taxes, which may be offset by net operating loss carried forward.

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

Our Chief Executive Officer and director, Mr. Yi-Hsiu Lin, beneficially owns 29.2% of our common stock. Accordingly, Mr. Lin possesses significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Lin a substantial ability to determine the future of our Company, and as such, he may elect to close the business, change the business plan or make any number of other major business decisions without the approval of stockholders. Mr. Lin’s interests may differ from the interests of our other stockholders and could therefore result in corporate decisions that are averse to other stockholders.

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

It is unclear when the SEC will complete its rulemaking, when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our stock could be materially adversely affected. However, PCAOB announced the signing of a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China on August 26, 2022 for the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. PCAOB has sent an inspection team to Hong Kong in September 2022 to put the agreement to test and the inspection report is due some time in December 2022. Therefore, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading “over-the counter” either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

Proceedings instituted by the SEC against five PRC-based accounting firms could result in financial statements being determined to be not in compliance with the requirements of the Securities Exchange Act of 1934.

We are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong and PRC, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the PRC authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of access to the PCAOB inspection in the PRC prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor based in the PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections.

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

In recent years, U.S. regulators have continued to express their concerns about challenges in their oversight of financial statement audits of United States on access to audit information, the United States enacted the Holding Foreign Companies Accountable Act (“HFCA Act”), in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires public companies on this SEC list to certify that they are not owned or controlled by a foreign government and make certain additional disclosures in their SEC filings. In addition, if the auditor of a U.S. listed company’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law becomes effective in 2021, the SEC is required to prohibit the securities of such issuer from being traded on a U.S. national securities exchange, such as the NYSE, or in U.S. over-the-counter markets.

On March 24, 2021, the SEC announced that it had adopted interim final relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. Consistent with the HFCA Act, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. In the future, if we do not engage an auditor that is subject to regular inspection by the PCAOB, our common stocks may be delisted.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which became effective on November 4, 2021 and provided a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Additionally, on December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (Commission-Identified Issuers). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The SEC will identify Commission-Identified Issuers for fiscal years beginning after December 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, PCAOB issued a report on its determinations that PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCAA. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively. The audit report included in this Annual Report on Form 10-K for the years ended August 31, 2022 and 2021, was issued by Centurion ZD CPA & Co. (“CZD CPA”), an audit firm headquartered in Hong Kong, a jurisdiction that the PCAOB has determined that the PCAOB is unable to conduct inspections or investigate auditors. Our auditors CZD CPA is among those listed by the PCAOB Hong Kong Determination, a determination announced by the PCAOB on December 16, 2021 that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The lack of access to the PCAOB inspection in PRC prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in PRC. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to the PCAOB inspections. In addition, under the HFCA Act, our securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our ordinary shares being delisted.

The enactment of the HFCA Act and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in PRC could cause investor uncertainty for affected SEC registrants, including us, and the market price of our common stock could be materially adversely affected. Further, whether the PCAOB will be able to conduct inspections of our auditor in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. While we understand that there has been dialogue among the China Securities Regulatory Commission (the “CSRC”), the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. If we are unable to meet the PCAOB inspection requirement in time, we could be subject to additional submission and disclosure requirements, delisted from the OTCQB and our common stock will not be permitted for trading “over-the-counter” at all. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair investors’ ability to sell or purchase our common stock when investor wish to do so, and the ongoing risk and uncertainty associated with delisting would have a negative impact on the price of our common stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

Item 2. Properties

Our principal executive office is located at Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. We have an agreement for use of office space at this location under a lease expiring on July 31, 2023. We do not own any real property. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available as needed on commercially reasonable terms.

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

Holders of Record

As of December 8, 2022, there were 179 stockholders of record of our common stock, not including an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We have incurred significant operating losses. As of August 31, 2022 and 2021, our accumulated deficits were $34,921,164 and $23,001,067, respectively. We generated revenue of $339,442 and $95,166 for the fiscal years ended August 31, 2022 and 2021, respectively. Our net losses were principally attributed to general and administrative expenses.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have suffered recurring losses from operations, and recorded an accumulated deficit, a working capital deficit and a net stockholders’ deficit of $34,921,164, $2,248,545 and $2,200,107 respectively as of August 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay our liabilities arising from normal business operations when they become due.

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

Results of Operations

Comparison of years ended August 31, 2022 and 2021

	Year ended August 31,
	2022	2021

Revenue	$339,442	$95,166
Research and development expenses	(510,723)	(602,118)
Sales and marketing expenses	(300,507)	(203,646)
General and administrative expenses	(4,804,688)	(9,702,342)
Impairment loss of intangible assets	(537,866)	(88,415)
Impairment loss of goodwill	(1,747,945)	(1,226,419)
Loss from operations	(7,562,287)	(11,727,774)
Interest expenses	(94,684)	(102,196)
Loss on change in fair value of convertible notes	(3,980,908)	(47,092)
Other (expense) income	(407,720)	145,432
Loss before income tax	(12,045,599)	(11,731,630)
Income tax benefit	125,502	38,138

Net loss	$(11,920,097)	$(11,693,492)

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

We generated revenue of $339,442 and $95,166 for the fiscal years ended August 31, 2022 and 2021, respectively. The increment of revenue was arisen from the new custom-made app project commenced in the third quarter of current fiscal year.

Research and Development Expenses

Research and development expenses for the years ended August 31, 2022 and 2021 amounted to $510,723 and $602,118, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to the termination of service agreement with a third party provider on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses were $300,507 and $203,646 for the year ended August 31, 2022 and 2021, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. To promote the FinMaster App downloads, LOC allocated funding to the marketing for the year ended August 31, 2022, thus the sales and marketing expenses increased.

General and Administrative Expenses

General and administrative expenses for the year ended August 31, 2022 amounted to $4,804,688 as compared to $9,702,342 for the year ended August 31, 2021. The decrease was mainly resulted from a decrease in share-based compensation of $4,663,884 from $6,563,235 for the year ended August 31, 2021 to $1,899,351for the year ended August 31, 2022.

Impairment loss of intangible assets

During the course of our strategic review of our operations, the financial performance of NPI’s technical know-hows fall below our original expectations, we assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses of $537,866 and $88,415, respectively for the years ended August 31, 2022 and 2021.

Impairment loss of goodwill

Our impairment loss of goodwill was $1,747,945 and $1,226,419, respectively for the years ended August 31, 2022 and 2021. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below our original expectations.

Loss on Change in Fair Value of Convertible Notes

We incurred a fair value loss of $3,980,908 and $47,092 on our convertible promissory notes for the years ended August 31, 2022 and 2021, respectively. The fair value loss is due to change of conversion price and conversion of convertible notes. We elected to measure the convertible notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date or conversion date.

Other (Expense) Income

Other expense for the year ended August 31, 2022 amounted to $407,720 as compared to other income of $145,432 in the prior year. Other (expense) income mainly consists of the exchange difference, net which was exchange differences arose from the depreciation/appreciation of NTD and RMB against USD for inter-group remittance.

Net Loss

As a result of the foregoing, our net loss was $11,920,097 for the year ended August 31, 2022, as compared to $11,693,492 for the year ended August 31, 2021. The net loss was mainly derived from general and administrative expenses, impairment on intangible assets and goodwill, and loss on change in fair value of convertible notes.

Liquidity and Capital Resources

We had $213,270 in cash and cash equivalents as of August 31, 2022.

Net cash used in operating activities for the year ended August 31, 2022 was $2,909,958, as compared to $3,620,605 for the year ended August 31, 2021. The net cash used in operating activities was mainly for payment of general and administrative expenses.

The net cash used in operating activities for the years ended August 31, 2022 and 2021 were mainly due to our net loss (excluding share-based compensation, depreciation and amortization, amortization of operating lease right-of-use assets, exchange difference, loss on change in fair value of convertible notes and impairment losses) of $2,779,019 for the year ended August 31, 2022, as compared to $3,478,533 for the year ended August 31, 2021.

Net cash used in investing activities for the years ended August 31, 2022 and 2021 were $50,430 and $74,551, respectively. The net cash used in investing activities was mainly related to acquisition of plant and equipment and intangible assets.

Net cash provided by financing activities for the year ended August 31, 2022 was $2,387,378, as compared to $4,063,386 for the year ended August 31, 2021. The net cash provided by financing activities for the year ended August 31, 2022 was mainly attributed to the issuance of shares in private placement of $2,290,000. For the year ended August 31, 2021, net cash provided by financing activities was mainly from the issuance of shares in private placement of $3,636,980 and convertible notes issuance of $800,000.

We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We plan to renew our loans and bonds upon maturity, if required, and plan to raise additional funds through equity financing in the future to meet our daily cash demands, if required. However, there can be no assurance that we will be successful in obtaining such financing. If our existing cash and borrowings are insufficient to meet our requirements, we may seek to sell debt securities, or borrow from shareholders. We can make no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

The following table sets forth our contractual obligations and commercial commitments as of August 31, 2022:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years
Contractual Obligations
Other loans	$460,709	$260,709	$200,000
Bonds payable	600,000	600,000	-
Due to a director	973,564	973,564	-
Due to shareholders	45,343	45,343	-
Future interest payment on loans	54,885	30,893	23,992
Future interest payment on bonds	72,000	72,000	-

Total	$2,206,501	$1,982,509	$223,992

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

We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, including projected sales, gross margins, selling, general and administrative expenses, and capital expenditures, and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, its assumptions are based on annual business plans and other forecasted results, which it believes represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is impairment of $1,747,945 and $1,226,419 on the goodwill recorded in our financial statements for the years ended August 31, 2022 and 2021, respectively. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below our original expectations.

Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that its estimates and assumptions used in its impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired. During the year ended August 31, 2022, we expect the reporting unit of FinTech App development not to generate profits in the near future. As a result, the goodwill was fully impaired during the year ended August 31, 2022.

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

Impairment of long-lived assets (including amortizable intangible assets)

We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment of $537,866 and $88,415 has been recorded by us for the years ended August 31, 2022 and 2021, respectively. The impairment loss of intangible assets was primarily attributable to the financial performance of NPI’s technical know-hows fall below our original expectations and they assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses.

Recent Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 2—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of August 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer). Based upon, and as of the date of this evaluation, our Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of August 31, 2022 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and principal financial officer determined that, as of August 31, 2022, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2022.

1.	We do not have an audit committee – While we are not obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial reporting. Currently, our Chief Executive Officer and directors act in the capacity of the audit committee, and do not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have adequate written policies and procedures – Due to lack of adequate written policies and procedures for accounting and financial reporting, we did not establish a formal process to close our books monthly and account for all transactions in a timely manner.

3.	We did not implement appropriate information technology controls – As at August 31, 2022, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors and we do not have sufficient control policies that prevent inappropriate and unauthorized use of the system across all layers of systems.

4.	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

The public auditor for the Company for this Form 10-K, and in respect of audit report for the financial statements included in this Form 10-K, has been identified by the Public Company Accounting Oversight Board (“PCAOB”) as being a registered public accounting firm that is (i) located in a foreign jurisdiction and (ii) that the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. As of the date of the Form 10-K filing, the Company has not been named as a Commission Identified Issuer under the Holding Foreign Companies Accountable Act (“HFCA Act”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our current directors and executive officer(s), who are appointed by, and serve at the pleasure of, the Company’s board of directors.

Name	Age	Position

Yi-Hsiu Lin	54	Chief Executive Officer, President, Secretary, Treasurer, Director
Shui Fung Cheng	60	Director

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, officers and persons who beneficially own 10% or more of the common stock are required to file reports specifying their initial ownership of common stock and subsequent changes in that ownership to the SEC. These reports are required to be filed within specified time periods established by the SEC. Based solely on our review of reports filed with the SEC, we believe that no director, officer, or 10% shareholder failed to timely file in fiscal year ended August 31, 2022 any report required by Section 16(a), other than the following transactions:

(i)	filing by Yi-Hsiu Lin, the Company’s Chief Executive Officer and a member of the Company’s board of directors, with respect to one transaction dated January 21, 2022 pertaining to the award of an employee stock option for 1,000,000 shares of common stock, which was fully vested as of January 21, 2022. Such late Form 4 was filed on January 26, 2022; and

(ii)	filing by Mr. Shui Fung Cheng, a member of the Company’s board of directors, with respect to one transaction dated January 21, 2022 pertaining to the award of an employee stock option for 500,000 shares of common stock, which was fully vested as of January 21, 2022. Such late Form 4 was filed on January 26, 2022.

Item 11. Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the years ended August 31, 2022 and 2021.

Name and Position	Year ($)	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Yi-Hsiu Lin Chief Executive Officer, President, Secretary, Treasurer and director	2022	None	(2)	None	250,000	None	24,895	(3)	274,895
	2021	None		None	1,000,000	None	34,208		1,034,208

Shui Fung Cheng Director	2022	None	(4)	None	150,000	None	20,906	(3)	170,906
	2021	None		None	600,000	None	28,229		628,229

(1)	The amounts in the “Stock Awards” column do not reflect compensation actually received by our executive officers. Rather, these amounts represent the aggregate grant date fair value of all service based RSUs and the target value of the performance based RSUs granted during each fiscal year computed in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
(2)	In lieu of Mr. Lin’s $120,000 annual salary, the Company elected to compensate Mr. Lin with 2,500,000 shares of restricted common stock pursuant to the terms of his employment agreement.
(3)	Amount reflects a monthly allowance payable to the individual.
(4)	In lieu of Mr. Cheng’s $80,000 annual compensation, the Company elected to compensate Mr. Cheng with 1,500,000 shares restricted common stock pursuant to the terms of his director offer letter.

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

On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as member of our board of directors for a one year term. For his service as a director, Mr. Cheng will receive annual compensation in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter contains a customary termination provision and standard confidentiality clauses; and will be automatically renewed unless the director resigned or a new offer letter is entered into. On September 1, 2022, the Company issued a director offer letter to Shui Fung Cheng with the same terms as last year’s.

As of the date of the filing of this Form 10-K, $441,737 has been paid to our directors by cash and stock compensation. In the future, the Company may decide to award the members of the board of directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 8, 2022, regarding the beneficial ownership of our common stock by the following persons:

●	our Named Executive Officer;

●	each director;

●	our executive officer and director as a group; and

●	each person or entity who, to our knowledge, owns more than 5% of our common stock.

Except as indicated in the footnotes to the following table, subject to applicable community property laws, each stockholder named in the table has sole voting and investment power. Unless otherwise indicated, the address for each stockholder listed is c/o Leader Capital Holdings Corp., Room 2708-09, Metropolis Tower, 10 Metropolis Drive, Hung Hom, Hong Kong. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 8, 2022, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. The information provided in the following table is based on our records, information filed with the SEC, and information furnished by our stockholders.

As of December 8, 2022, the Company has 200,470,825  shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this Form 10-K.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Total Voting Percentage Beneficially Owned
Named Executive Officers and Directors
Yi-Hsiu Lin	58,537,778	(1)	29.2%
Shui Fung Cheng	8,839,225	(2)	4.4%
All Directors and Officers as a Group (2 individuals)	62,306,725	(3)	31.1%
More than 5% Beneficial Owner
Jun- Yuan Chen(4)	12,683,023		6.3%
First Leader Capital Ltd.(5)	32,867,500		16.4%

(1) Consists of (i) 7,600,000 shares of common stock beneficially held by Mr. Lin, (ii) 32,867,500 shares of common stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power as the sole owner of such entity, (iii) 3,000,000 shares of common stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power, (iv) 5,070,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Mr. Lin has shared voting and investment power over as a director of such entity, and (v) 10,000,000 shares of common stock beneficially held by Anzhao International Limited, over which Mr. Lin has voting and investment power given that he has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason, which trust has the right to appoint or remove the director of Anzhao International Limited.

(2) Consists of (i) 3,768,947 shares of common stock beneficially held by Mr. Cheng and (ii) 5,070,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, over which Mr. Cheng has shared voting and investment power as a director of such entity.

(3) Consists of (i) 7,600,000 shares of common stock beneficially held by Mr. Lin, (ii) 3,768,947 shares of common stock beneficially held by Mr. Cheng, (iii) 32,867,500 shares of common stock beneficially held by First Leader Capital Ltd., over which Mr. Lin has sole voting and investment power as the sole owner of such entity, (iv) 3,000,000 shares of common stock beneficially held by CPN Investment Ltd., over which Mr. Lin has sole voting and investment power, (v) 5,070,278 shares of common stock beneficially held by Leader Financial Asset Management Limited, a company incorporated in the Cayman Islands, over which Messrs. Lin and Cheng have shared voting and investment power over as directors of such entity, and (vi) 10,000,000 shares of common stock beneficially held by Anzhao International Limited, over which Mr. Lin has voting and investment power given that he has the sole right to appoint the trustee of the Gratis Trust and the right to remove any such trustee with or without cause or for any reason, which trust has the right to appoint or remove the director of Anzhao International Limited.

(4) All of the 12,683,023 shares of common stock beneficially held by Mr. Chen, who was the COO of JFB; and Mr. Chen has resigned from JFB as at September 30 ,2022.

(5) Mr. Lin has sole voting and investment power over these shares of common stock as the sole owner of this entity. The mailing address of this beneficial holder is 9F-3, No.910, Sec.2, Taiwan Blvd., Xitun Dist., Taichung City 407, Taiwan (R.O.C).

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2022, the Company has not authorized any securities for issuance under an equity compensation plan.

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

From April 2019, the Company entered into multiple loan agreements with LOC and BJDC. The loans are secured by personal guarantees of certain of its ultimate stockholders, bear interest at 8% per annum, and are due on various dates through August 2021. No interests were charged for these two companies for the years ended August 31, 2022 and 2021.

The Company sublet its commercial office in Taipei to Greenpro LF Limited under non-cancelable operating lease at a monthly rental of HK$22,000 ($2,821), adjusted to HK$22,900 ($2,936) from November 1, 2019, with a term of 31 months until October 31, 2020. Greenpro LF Limited was also obligated to pay the Company HK$230,000 ($29,487) for leasehold improvements. The sub-letting arrangement was terminated by agreement of the parties early on February 28, 2019. The Company received $nil and $1,838 in leasehold improvements income from Greenpro LF Limited for the years ended August 31, 2022 and 2021, respectively. Our Chief Executive Officer, Mr. Yi-Hsiu Lin, is a director of Greenpro LF Limited.

On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder - Yu-Cheng Tu. The lease was renewed on April 1, 2021 for additional one-year term. The monthly lease was for the amount of NTD 45,000 ($1,595), with a term of one year. During the years ended August 31, 2022 and 2021, the Company recognized rental expenses of $3,142 and $19,135, respectively that are included in general and administrative expenses.

On June 1, 2021, JFB leased an office in Taipei, Taiwan from the Company in which Mr. Yi-Hsiu Lin was the shareholder of its ultimate holding company. The monthly lease was for the amount of NTD 82,062 ($2,865), with a term of 16 months. During the year ended August 31, 2022 and 2021, the Company recognized rental expenses of $34,571 and $8,724, respectively that are included in general and administrative expenses.

The Company entered into a development agreement (the “Customized App Development Agreement”) providing the online and offline learning opportunities across different subjects on January 27, 2022 with DFP Holdings Limited (“DFP”). As of August 31, 2022, the Company and Yi-Hsiu Lin held 7.06% and 7.06%, respectively of DFP’s outstanding common stock. The Company delivered an app and provided the follow-up maintenance service in August 2022. The Company recorded $301,500 as software development service income to DFP. Furthermore, the Company provided software maintenance service to DFP and recorded $2,898 during August 31, 2022.

The Company had entered into a bond purchase agreement (“Bond Purchase Agreement”) with Chin-Nan Wang (became Company’s shareholder in May, 2021) on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate principal amount and an aggregate purchase price of $600,000. The bond will mature in three years from August 14, 2019. Interest on the bond will be payable on semi-yearly basis at 10% per annum. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest(s) to the Purchaser. On August 10, 2022, the bond was further extended to August 14, 2023 and 12% p.a. interest was payable quarterly. The bond was collateralized by 2,000,000 shares of DFP Holdings Limited and 1,000,000 shares of Reblood Biotech Corp. simultaneously held by Yi-Hsiu Lin. Interest of $60,000 was incurred for the years ended August 31, 2022 and 2021, respectively.

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

On August 17, 2020, the Company entered into amendments to the Notes and the convertible promissory note purchase agreements with each of the Noteholders, wherein, at the sole option of the applicable Noteholder, all or part of the unpaid outstanding principal of such Noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On August 18, 2020, two of the Noteholders, Teh-Ling Chen and Li-Ching Yang submitted conversion notices to the Company converting all of the outstanding balances of their Notes into an aggregate of 325,000 shares of the Company’s common stock.

On March 18, 2020, the Company issued an unsecured note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Jui-Chin Chen. On August 17, 2020, the Company amended the Note and the Agreement, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On March 23, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to cancel the conversion option and to repay the principal in two installments and accrued interest during that period before October 31, 2022. The balance was classified as 6% short-term loan on the same date. On May 29, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to repay the principal and interests in five installments before November 30, 2022. For the year ended August 31, 2022, principal of $20,000 was repaid. On November 29, 2022, the loan and interests payable were further extended to November 30, 2023. $Nil was subsequently repaid by the Company as of December 14, 2022.

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

On November 25, 2020, the Company issued a Note in the principal amount of $200,000, which accrues interest at the rate of 6% per annum, to a shareholder – Chin-Chiang Wang. The Note is due on November 25, 2022 and unsecured. On May 3, 2022, the Company entered into an amendment to the Note and the convertible promissory note purchase agreement with Chin-Chiang Wang, mutually agreed to extend the maturity date to November 25, 2024 and cancel the conversion option. The balance was classified as non-current 6% loan on the same date.

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

On February 28, 2022, the Company obtained a loan of RMB1,000,000 ($145,159) from Chun-Shuo Huang, which accrues interest at the rate of 8% per annum. The loan was due on May 27, 2022 and further extended to December 31, 2022 and accrued interest at the rate of 2% per month. Interest of $12,366 was incurred for the year ended August 31, 2022. $Nil was subsequently repaid by the Company as of December 14, 2022.

The Company borrowed non-interest bearing loans in the aggregate amount of NTD4,000,000 ($131,665) from Mei-Ying Huang. The loan of NTD2,500,000 ($82,291) borrowed on November 24, 2021 was due on May 24, 2022 but further extended to December 31, 2022. During the year ended August 31, 2022, NTD1,500,000 ($49,374) was repaid. The loan of NTD1,000,000 ($32,916) borrowed on January 12, 2022 was fully repaid on July 22, 2022. NTD420,000 ($13,825) was repaid for the remaining loan of NTD500,000 ($16,458) obtained on February 9, 2022 which would be repayable based on the Company’s financial ability.

During the years ended August 31, 2022 and 2021, interests of $94,523 and $102,196 were incurred on the convertible notes payable, other loans and bonds payable to related parties, respectively.

During the years ended August 31, 2022 and 2021, the Company recorded a fair value loss of $3,980,908 and $47,092 on the convertible promissory notes for the years ended August 31, 2022 and 2021, respectively. The fair value loss is due to change of conversion price and conversion of convertible notes. The Company elected to measure the convertible notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date or conversion date.

As of August 31, 2022, Mr. Lin has advanced an aggregate total of $973,564 to the Company for working capital purposes. The loan is unsecured, bears no interest and is payable upon demand.

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

Item 14. Principal Accounting Fees and Services.

Set forth below are approximate fees for services rendered by Centurion ZD CPA & Co., our independent registered public accounting firm, and by TAAD LLP for the fiscal year ended August 31, 2022 and 2021.

	2022	2021
Audit Fees	$166,400	$153,500
Audit Related Fees	$-	$10,000
Tax Fees	$12,000	$12,833
All Other Fees	$-	$-

Audit Fees

The fees for the audit services billed and to be billed by Centurion ZD CPA & Co. for the years ended August 31, 2022 and 2021 amounted to $166,400 and $153,500, respectively.

Audit-Related Fees

The fees for the audit-related services billed and to be billed by Centurion ZD CPA & Co. for the years ended August 31, 2022 and 2021 amounted to $nil and $10,000 respectively.

Tax Fees

There were no tax fees billed by Centurion ZD CPA & Co. for the years ended August 31, 2022 and 2021. Tax fees of $12,000 and $12,833 were billed by TAAD LLP in the fiscal years ended August 31, 2022 and 2021, respectively.

All Other Fees

There were no fees billed by Centurion ZD CPA & Co. for other products and services for the years ended August 31, 2022 and 2021.

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

LEADER CAPITAL HOLDINGS CORP.

Date: December 14, 2022	By:	/s/ Yi-Hsiu Lin
	Title:	Yi-Hsiu Lin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Yi-Hsiu Lin	Chief Executive Officer, President, Secretary, Treasurer, and Director	December 14, 2022
	Yi-Hsiu Lin	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Shui Fung Cheng	Director	December 14, 2022
Shui Fung Cheng

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND EXHIBITS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leader Capital Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leader Capital Holdings Corp. and its subsidiaries (the “Company”) as of August 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years ended August 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and the results of its operations and its cash flows for the two years ended August 31, 2022, in conformity with accounting principles generally accepted in the United States.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and records an accumulated deficit and a net stockholders’ deficit as of August 31, 2022, and currently has net working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hong Kong, China
December 14, 2022
PCAOB ID: 2769

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2022 AND 2021

(In U.S. dollars except share and per share data)

	As of August 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$213,270	$787,154
Accounts receivable, net	4,413	1,567
Prepayments, deposits and other receivables	176,201	231,715
Inventory	8,074	1,128
Total current assets	401,958	1,021,564

Non-current assets
Non-marketable equity securities	1,500	-
Plant and equipment, net	71,004	69,760
Intangible assets	4,304	630,809
Goodwill	-	1,747,945
Operating lease right-of-use assets, net	227,230	352,354
Prepayments, deposits and other receivables	12,822	102,339
Total non-current assets	316,860	2,903,207

TOTAL ASSETS	$718,818	$3,924,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$450,555	$374,269
Contract liabilities	169,951	16,225
Operating lease liability, current	150,381	292,024
Other loans from shareholders, current	260,709	-
Due to shareholders	45,343	53,791
Due to a director	973,564	1,098,374
Bonds payable to related party	600,000	600,000
Convertible notes payable to related parties	-	108,000
Total current liabilities	2,650,503	2,542,683

Non-current liabilities
Operating lease liability, non-current	68,422	60,331
Deferred tax liabilities	-	125,502
Other loans from shareholders, non-current	200,000	-
Convertible notes payable to related parties	-	882,000
Total non-current liabilities	268,422	1,067,833

TOTAL LIABILITIES	$2,918,925	$3,610,516

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 191,770,825 and 157,949,219 shares issued and outstanding as of August 31, 2022 and 2021, respectively	19,177	15,795
Additional paid-in capital	32,339,182	23,470,641
Accumulated other comprehensive income (loss)	362,698	(171,114)
Accumulated deficits	(34,921,164)	(23,001,067)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,200,107)	$314,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$718,818	$3,924,771

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

(In U.S. dollars except share and per share data)

	Year ended August 31,
	2022	2021

REVENUE	$339,442	$95,166

OPERATING EXPENSES
Research and development expenses	(510,723)	(602,118)
Sales and marketing expenses	(300,507)	(203,646)
General and administrative expenses	(4,804,688)	(9,702,342)
Impairment loss of intangible assets	(537,866)	(88,415)
Impairment loss of goodwill	(1,747,945)	(1,226,419)

LOSS FROM OPERATIONS	(7,562,287)	(11,727,774)

Interest expenses	(94,684)	(102,196)

Loss on change in fair value of convertible notes	(3,980,908)	(47,092)

OTHER (EXPENSE) INCOME
Other income – from related parties	-	1,838
Other income – from non-related parties	93,198	1,692
Foreign exchange (loss) gain, net	(500,918)	141,902
	(407,720)	145,432

LOSS BEFORE INCOME TAX	(12,045,599)	(11,731,630)

Income tax benefit	125,502	38,138

NET LOSS	$(11,920,097)	$(11,693,492)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	533,812	(171,114)

TOTAL COMPREHENSIVE LOSS	$(11,386,285)	$(11,864,606)

Net loss per share - Basic and diluted	$(0.07)	$(0.08)

Weighted average number of shares of common stock outstanding - Basic and diluted	177,602,306	143,714,764

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

(In U.S. dollars except for share data)

	COMMON STOCK		ADDITIONAL	OTHER		TOTAL STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	EQUITY (DEFICIT)
Balance as of September 1, 2020	135,474,219	$13,548	$13,272,673	$-	$(11,307,575)	$1,978,646
Shares issued to service providers	3,500,000	350	(350)	-	-	-
Shares issued to employees	9,000,000	900	(900)	-	-	-
Shares issued in private placement	33,607,500	3,360	3,633,620	-	-	3,636,980
Cancellation of restricted shares issued	(23,632,500)	(2,363)	2,363	-	-	-
Share based compensation	-	-	6,563,235	-	-	6,563,235
Foreign currency translation adjustment	-	-	-	(171,114)	-	(171,114)
Net loss	-	-	-	-	(11,693,492)	(11,693,492)
Balance as of August 31, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255

Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares issued to employees and consultants for stock award	9,550,850	955	(955)	-	-	-
Shares issued on conversion of convertible notes	3,600,000	360	4,631,640	-	-	4,632,000
Shares issued on settlement of loan and interests	500,756	50	50,522	-	-	50,572
Shares issued in private placement	19,170,000	1,917	2,288,083	-	-	2,290,000
Share based compensation	-	-	1,899,351	-	-	1,899,351
Foreign currency translation adjustment	-	-	-	533,812	-	533,812
Net loss	-	-	-	-	(11,920,097)	(11,920,097)
Balance as of August 31, 2022	191,770,825	$19,177	$32,339,182	$362,698	$(34,921,164)	$(2,200,107)

See accompanying notes to consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	For the year ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,920,097)	$(11,693,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expenses	1,899,351	6,563,235
Depreciation and amortization	134,402	139,133
Amortization of operating lease right-of-use assets	339,688	292,567
Impairment loss on intangible assets and goodwill	2,285,811	1,314,834
Loss on change in fair value of convertible notes	3,980,908	47,092
Exchange difference, net	500,918	(141,902)
Shares received from software development income (note 6)	(1,500)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,168)	(1,536)
Prepayments, deposits and other receivables	131,410	(70,182)
Inventory	(7,475)	(1,105)
Amount due from a director	-	189,474
Deferred tax liabilities	(125,502)	(38,138)
Operating lease liabilities	(348,448)	(298,670)
Accrued expenses and other payables	223,744	78,085

Net cash used in operating activities	(2,909,958)	(3,620,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(49,033)	(71,068)
Acquisition of intangible assets	(1,397)	(3,483)

Net cash used in investing activities	(50,430)	(74,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	2,290,000	3,636,980
Proceeds from convertible notes issuance	-	800,000
Amount due to a shareholder	2,793	-
Advance from a director	48,287	218,897
Repayment to a director	(176,446)	(480,151)
Loan from shareholders	393,934	-
Repayment to shareholders	(170,841)	(60,075)
Advance from a shareholder	42,441	-
Repayment to shareholders	(42,790)	(52,265)
Loan from a non-related party	10,475	-
Repayment to a non-related party	(10,475)	-

Net cash provided by financing activities	2,387,378	4,063,386

Effects of exchange rate changes on cash and cash equivalents	(874)	(13,163)

Net (decrease) increase in cash and cash equivalents	(573,884)	355,067
Cash and cash equivalents, beginning of year	787,154	432,087
CASH AND CASH EQUIVALENTS, END OF YEAR	$213,270	$787,154

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Lease liabilities arising from obtaining right-of-use assets	201,808	395,797
Issuance of shares from conversion of convertible notes (note 13 (b), (d) and (e))	4,632,000	-
Modification of convertible notes to loans (note 13 (a) and (c))	300,000	-
Issuance of shares offset loan balance from shareholder (note 7)	50,572	-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$117,482	$66,000

See accompanying notes to the consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the YEARS ended August 31, 2022 and 2021

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

The Company has suffered recurring losses from operations, and records an accumulated deficit, a working capital deficit and a net stockholders’ deficit of $34,921,164, $2,248,545 and $2,200,107 respectively as of August 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

The Company estimates fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, including projected sales, gross margins, selling, general and administrative expenses, and capital expenditures, and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When the Company performs goodwill impairment testing, its assumptions are based on annual business plans and other forecasted results, which it believes represent those of a market participant. The Company selects a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is impairment of $1,747,945 and $1,226,419 on the goodwill recorded in the Company’s financial statements for the years ended August 31, 2022 and 2021, respectively. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below the Company’s original expectations.

Given the current macro-economic environment and the uncertainties regarding its potential impact on the Company’s business, there can be no assurance that its estimates and assumptions used in its impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired. During the year ended August 31, 2022, the Company expects the reporting unit of FinTech App development not to generate profits in the near future. As a result, the goodwill was fully impaired during the year ended August 31, 2022.

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

Revenue by major product line

	Year ended August 31,
	2022	2021
Provision of investment platform services	$17,930	$19,606
Provision of software development service and maintenance service	321,512	75,560
	$339,442	$95,166

Revenue by recognition over time vs point in time

	Year ended August 31,
	2022	2021
Revenue by recognition over time	$339,442	$95,166
Revenue by recognition at a point in time	-	-
	$339,442	$95,166

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of August 31, 2022, the Company’s remaining performance obligations were $169,951, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. Below is the summary presenting the movement of the Company’s contract liabilities for the years ended August 31, 2022 and 2021:

Receipt in advance	August 31, 2022	August 31, 2021

Balance as of September 1	$16,225	$2,896
Advances received from customers	492,289	110,485
Revenue recognized	(336,796)	(97,596)
Exchange difference	(1,767)	440
Balance as of August 31	$169,951	$16,225

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

For the year ended August 31, 2022 and 2021, the total R&D expenses were $510,723 and $602,118, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the years ended August 31, 2022 and 2021, advertising costs totaled $285,908 and $168,535 respectively.

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

For the year ended August 31, 2022 and 2021, redeemable point liability charged as selling and marketing expenses were $14,599 and $35,111, respectively.

As of August 31, 2022 and 2021, liabilities recorded related to unredeemed points were $82,638 and $75,648, respectively, which were included in other payables (note 9).

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

Inventory as of August 31, 2022 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Non-marketable equity securities

Non-marketable equity Securities represent the investments in a privately held company without readily determinable market value. The Company measures investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. The Company adjusts the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other operating income (expense), net. The Company recognized an impairment loss of $nil on the non-marketable equity securities for the year ended August 31, 2022.

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

Impairment of long-lived assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment of $537,866 and $88,415 has been recorded by the Company for the years ended August 31, 2022 and 2021, respectively. The impairment loss of intangible assets was primarily attributable to the financial performance of NPI’s technical know-hows fall below the Company’s original expectations and they assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses.

Employee benefits

The Taiwan subsidiary also operates a Defined Contribution Pension Plan under the Labor Pension Act (the Act) for employees in Taiwan. The Act stipulated that the contribution rate by the employer per month shall not be less than 6% of the employees’ monthly salary, and the Table of Monthly Contribution Salary Classification shall be prescribed by Central Competent Authority. The highest bracket of Monthly Contribution Salary issued by Central Competent Authority is $5,237 (NTD150,000). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $128,350 and $116,069 for the years ended August 31, 2022 and 2021, respectively.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $126,568 and $87,793 for the years ended August 31, 2022 and 2021, respectively.

The Hong Kong subsidiary operates a Mandatory Provident Fund (“MPF”) scheme for all qualifying employees in Hong Kong. The MPF is a defined contribution scheme and the assets of the scheme are managed by a trustee independent of the Group. The MPF is available to all employees aged 10 to 64 with a least 60 days of service under the employment of the Group in Hong Kong. Contributions are made by the Group to a cap of HK$1,500 (equivalent to $192 per month). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $4,291 and $4,328 for the years ended August 31, 2022 and 2021, respectively

Income taxes

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of August 31, 2022 and 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	Year ended August 31,
	2022	2021

Net loss	$(11,920,097)	$(11,693,492)
Weighted average number of shares of common stock outstanding - Basic and diluted (Note)	177,602,306	143,714,764
Net loss per share - Basic and diluted	$(0.07)	$(0.08)

Note: Including 6,800,000 vested shares granted as stock compensation but not yet issued for the year ended August 31, 2022; and including 1,122,668 vested shares granted as stock compensation but not yet issued for the year ended August 31, 2021 (note 15).

As of August 31, 2022 and 2021, the Company’s convertible notes payable were excluded from the diluted loss per share calculation as they were anti-dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The Company’s subsidiary in Seychelles, the PRC, Taiwan and Hong Kong maintains its books and record in United States Dollars (“US$”), Renminbi (“RMB”), New Taiwanese Dollars (“NT$”) and United States Dollars (“US$”) respectively, which are the primary currencies of the economic environment in which the entities operate (the functional currencies).

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended August 31, 2022	As of and for the year ended August 31, 2021
Year-end NT$ : US$ 1 exchange rate	30.38	27.66
Year-average NT$ : US$ 1 exchange rate	28.64	28.22
Year-end RMB : US$ 1 exchange rate	6.89	6.46
Year-average RMB : US$ 1 exchange rate	6.51	6.54

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, deposits, accounts payable and accrued liabilities, balances due with directors and shareholders and bonds payable approximate at their fair values because of the short-term nature of these financial instruments or the rate of interest of these instruments approximate the market rate of interest.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at	Fair Value Measurement at
	August 31, 2021	August 31, 2021
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$990,000	$-	$-	$990,000

	Carrying Value at	Fair Value Measurement at
	August 31, 2022	August 31, 2022
		Level 1	Level 2	Level 3
Convertible notes measured at fair value	$-	$-	$-	$-

A summary of changes in financial liabilities for the year ended August 31, 2022 was as follows:

Balance at September 1, 2020	$104,000
Issuance of convertible notes	800,000
Interest expenses on convertible notes	44,908
Interest paid	(6,000)
Change in fair value of convertible notes	47,092
Balance at September 1, 2021	$990,000
Interest paid	(48,000)
Interest expenses on convertible notes	29,983
Interest waived in conversion of convertible notes	(15,606)
Modification of interest payable on convertible notes to loans	(5,285)
Modification of convertible notes to loans	(300,000)
Conversion of convertible notes	(4,632,000)
Change in fair value of convertible notes	3,980,908
Balance at August 31, 2022	$-

Fair value of the convertible notes is determined using the binomial model using the following assumptions at inception and on subsequent valuation dates:

Convertible notes holders	Teh-Ling Chen	Li-Ching Yang	Jui-Chin Chen	Teh-Ling Chen	Chin-Ping Ching-Nan Wang Chin-Chiang Wang Wang	Teh-Ling Chen
Appraisal Date (Inception Date)	February 24, 2020	February 27, 2020	March 18, 2020	November 2, 2020	November 25, 2020	January 15, 2021
Risk-free Rate	1.25%	1.06%	0.54%	0.16%	0.16%	0.1%
Applicable Closing Stock Price	$1.25	$1.25	$1.20	$0.12	$3.00	$2.00
Conversion Price	$1.00 (i)	$1.00 (i)	$1.00 (i)	$0.40	$0.40	$0.40
	$1.50 (ii)	$1.50 (ii)	$1.50 (ii)
Volatility	27.82%	27.94%	34.20%	41.51%	42.00%	43.50%
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Credit Spread	2.71%	2.96%	6.88%	7.52%	6.93%	6.76%
Liquidity Risk Premium	42.09%	36.26%	51.08%	77.62%	78.14%	75.73%

Appraisal Date			August 31, 2021	August 31, 2021	August 31, 2021	August 31, 2021
Risk-free Rate	N/A	N/A	0.05%	0.09%	0.10%	0.12%
Applicable Closing Stock Price	N/A	N/A	$2.01	$2.01	$2.01	$2.01
Conversion Price	N/A	N/A	$0.40	$0.40	$0.40	$0.40
Volatility	N/A	N/A	45.20%	49.90%	49.76%	48.45%
Dividend Yield	N/A	N/A	0.00%	0.00%	0.00%	0.00%
Credit Spread	N/A	N/A	3.63%	3.63%	3.63%	3.63%
Liquidity Risk Premium	N/A	N/A	84.04%	86.98%	86.63%	85.12%

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

Accounting Pronouncements Issued But Not Yet Adopted

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. As a smaller reporting company, ASU 2021-08 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

The movement of the goodwill for the years ended August 31, 2022 and 2021 are as follows:

Balance as of September 1, 2020	$2,974,364
Impairment of goodwill in relation to NPI	(1,226,419)
Balance as of August 31, 2021	$1,747,945
Impairment of goodwill in relation to NPI	(1,747,945)
Balance as of August 31, 2022	$-

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of August 31, 2022, the Company performed testing on reporting unit of the Fintech App development.

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

In 2022 and 2021, the Company performed qualitative assessments for FinTech App development reporting unit. Based on the requirements of ASC 350-20-35-3C through ASC 350-20-35-3G, the Company evaluated all relevant factors, weighed all factors in their totality. As the financial performance of FinTech App development reporting unit was below original expectations, fair value of this reporting unit was indicated to be lower than its carrying value. For this reporting unit, where it was determined that it was more likely than not that its fair value was less than the units’ carrying amount after performing the qualitative assessment, as a result, the Company performed the two-step quantitative goodwill impairment test for these two reporting units.

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

The result of step one impairment test for the FinTech App development reporting unit failed, with its determined fair value lower than the book value. The Company performed step two impairment test, applying the income approach, resulting an impairment loss of goodwill of $1,747,945 and $1,226,419, respectively being recorded for the years ended August 31, 2022 and 2021. The impairment loss of goodwill was primarily attributable to the impairment related to NPI as the financial performance of the reporting unit of FinTech App development continued to fall below the Company’s original expectations.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of August 31, 2022 and 2021 are summarized below:

	As of August 31,
	2022	2021
Furniture and fixtures	$30,494	$64,791
Office equipment	89,858	32,038
Leasehold improvements	82,969	83,883
Total	203,321	180,712
Less: Accumulated depreciation	(132,317)	(110,952)
Plant and equipment, net	$71,004	$69,760

Depreciation expense, classified as operating expenses, was $44,326 and $36,674 for the year ended August 31, 2022 and 2021 respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets, net, as of August 31, 2022 and 2021 consisted of the following:

	As of August 31,
	2022	2021
Investment platform	$30,000	$30,000
Technical know-hows (Note 3)	818,200	818,200
Trademarks	4,920	3,483
Total	853,120	851,683
Less: Accumulated amortization	(199,035)	(108,959)
Impairment	(649,781)	(111,915)
Intangible assets, net	$4,304	$630,809

Amortization expense for intangible assets was $90,076 and $102,459, respectively, for the years ended August 31, 2022 and 2021.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. Impairment loss of $537,866 and $88,415 was recognized for the years ended August 31, 2022 and 2021, respectively. The impairment loss of intangible assets was primarily attributable to the financial performance of NPI’s technical know-hows fall below the Company’s original expectations and they assessed the recoverability of the carrying value of certain intangible assets which resulted in impairment losses.

As of August 31, 2022, amortization expenses related to intangible assets for future periods are estimated to be as follows:

12 months ending August 31,
2023	$492
2024	492
2025	492
2026	492
2027 and thereafter	2,336
Total	$4,304

6. NON-MARKETABLE EQUITY SECURITIES

On August 5, 2022, the Company obtained an aggregate of 15,000,000 shares of common stock, par value $0.0001 per share of DFP Holdings Limited (“DFP”), a Nevada corporation, as return of software development service rendered (note 7), pursuant to the Software Development Agreement and Supplementary Agreement dated January 27, 2022 and June 28, 2022, respectively among DFP and LCHD.

DFP engages in online higher education services. It is committed to promoting Asian talent education services, and cooperating with practical entrepreneurs on both sides of the strait to offer courses related to business management and business marketing, assisting Taiwan’s small and medium-sized corporations, entrepreneurs, and middle and high-level managers open up new ideas and improve their business vision. As of August 31, 2022, the Company held 7.06% of DFP’s outstanding common stock.

7. RELATED PARTY TRANSACTIONS AND BALANCES

Name of Entity or Individual	Relationship with the Company
DFP Holdings Limited (“DFP”)	Note a
Greenpro LF Limited	Note b
Reblood Biotech Corp.	Note c
Reblood Biotech Limited	Note c
Yi-Hsiu Lin	Shareholder and director of the Company
Jui-Chin Chen	Shareholder of the Company
Teh-Ling Chen	Shareholder of the Company
CPN Investment Limited	Shareholder of the Company
Kuo-Hsun Hsu	Shareholder of the Company
Chun-Shuo Huang	Shareholder of the Company
Yu-Cheng Tu	Shareholder of the Company
Chin-Chiang Wang	Shareholder of the Company
Ching-Nan Wang	Shareholder of the Company
Chin-Ping Wang	Shareholder of the Company
Wang Ding-Yu	Shareholder of the Company

(a)	As of August 31, 2022, the Company and Yi-Hsiu Lin held 7.06% and 7.06% of DFP’s outstanding common stock.

(b)	Greenpro LF Limited, a Seychelles company, owned by Mr. Yi-Hsiu Lin, a director of the Company and Mr. Lee Chong Kuang.

(c)	Reblood Biotech Corp., a Nevada company, in which Yi-Hsiu Lin was the shareholder. Reblood Biotech Limited, a Hong Kong company, which was a subsidiary of Reblood Biotech Corp.

Related party transactions:

The Company entered into the following significant related party transactions:

	Year ended August 31,
	2022	2021
Provision of software development service and maintenance service to DFP (a)	$301,500	$-
Provision of software maintenance service to DFP	2,898	-

Rental expense to Yu-Cheng Tu (b)	3,142	19,135
Rental expense to Reblood Biotech Limited (g)	34,571	8,724

Other income:
Other income from Greenpro LF Limited	-	1,838

Interest expense to:
Teh-Ling Chen ((c) and Note 13)	9,670	8,701
CPN Investment Limited (f)	100	-
Chun-Shuo Huang (Note 10)	12,366	-
Ching-Nan Wang (Note 12)	60,000	60,000
Jui-Chin Chen (Note 10 and 13)	6,517	6,000
Chin-Chiang Wang (Note 10 and 13)	200	9,165
Chin-Ping Wang (Note 13)	2,835	9,165
Ching-Nan Wang (Note 13)	2,835	9,165

(a)	The Company entered into a Customized App Development Agreement providing the online and offline learning opportunities across different subjects on January 27, 2022 with DFP. The Company delivered an app and provided the follow-up maintenance service in August 2022.

(b)	On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder- Yu-Cheng Tu. The lease was renewed on April 1, 2021 for additional one-year term. The monthly lease was for the amount of NTD 45,000 ($1,595), with a term of one year. During the year ended August 31, 2022 and 2021, the Company recognized rental expenses of $3,142 and $19,135, respectively that are included in general and administrative expenses.

(c)	The Company entered into a loan agreement with Teh-Ling Chen for $50,000 for a period of four months from March 1, 2022 to June 30, 2022. NTD1,480,000 ($50,000) was received during March to May 2022. On June 17, 2022, 500,576 shares of the Company were subsequently issued to Teh-Ling Chen at a market value of $0.10 per share for the repayment of principal and accrued interest. Interest of $576 was incurred for the year ended August 31, 2022. No interest was accrued as of August 31, 2022 and 2021.

(d)	On April 25, 2022, the Company obtained non-interest bearing loan of NTD214,500 ($7,061) from Ding-Yu Wang. The loan was fully repaid on July 19, 2022.

(e)	A principal of NTD40,000 ($1,317) was obtained from Kuo-Hsun Hsu on May 13, 2022. The loan is non-interest bearing and was fully repaid on July 19, 2022.

(f)	The Company borrowed a principal amount of $40,000 on May 16, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on May 31, 2022. Interest of $100 was incurred for the year ended August 31, 2022.

(g)	On June 1, 2021, JFB leased an office in Taipei, Taiwan from a company which was the subsidiary of Reblood Biotech Corp.. The monthly lease was for the amount of NTD 82,062 ($2,865), with a term of 16 months. During the years ended August 31, 2022 and 2021, the Company recognized rental expenses of $34,571 and $8,724, respectively that are included in general and administrative expenses.

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of August 31, 2022 and 2021:

	As of August 31,
Accounts receivable from related parties	2022	2021

Receivables from DFP	$2,732	$-

Up to the date of this report, DFP had repaid $2,732 to the Company.

	As of August 31,
Contract liabilities due to related parties	2022	2021

Contract liabilities due to DFP	$150,000	$-

Up to the date of this report, $150,000 of the contract liabilities had been utilized.

	As of August 31,
Accrued interests payable to related parties	2022	2021

Ching-Nan Wang (note 12)	$2,935	$2,935
Chun-Shuo Huang (note 10 (a))	2,851	-
Jui-Chin Chen (note 10(b))	3,229	-
Chin-Chiang Wang (note 10(c))	9,165	-
	$18,180	$2,935

8. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of August 31,
	2022	2021
Rental and management fee deposits	$100,498	$120,831
Other prepaid expenses	52,723	194,040
Other taxes recoverable	35,802	19,183
	189,023	334,054
Less: non-current portion
Rental and management fee deposits	12,822	54,204
Other prepaid expenses	-	48,135
Prepayments, deposits and other receivables, non-current	12,822	102,339
Prepayments, deposits and other receivables, current	$176,201	$231,715

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of August 31,
	2022	2021
Accrued interests (Notes 7, 10 and 12)	$18,180	$2,935
Accrued payroll	150,932	207,864
Accrued expenses, others	197,428	87,822
Other taxes payable	1,377	-
Point liabilities	82,638	75,648
	$450,555	$374,269

10. DUE TO SHAREHOLDERS, DIRECTORS AND OTHER LOANS FROM SHAREHOLDERS

	As of August 31,	As of August 31,
	2022	2021
Other loans from shareholders:
Jui-Chin Chen (b)	80,000	-
Chun-Shuo Huang (a)	145,159	-
Mei-Ying Huang (d)	35,550	-
Chin-Chiang Wang (c)	200,000	-
Total (Note 11)	460,709	-
Less: Other loans from shareholders, non-current	(200,000)	-
	$260,709	$-

Due to a director - current:
Yi-Hsiu Lin (e)	$973,564	$1,098,374

Due to shareholders - current:
Yu-Cheng Tu (e)	$42,472	$50,591
Hung-Pin Cheng (e)	471	800
Mei-Ying Huang (e)	800	800
Shih-Chu Lo (e)	800	800
Jun-Yuan Chen (e)	800	800

	$45,343	$53,791

(a)	On February 28, 2022, the Company obtained a loan of RMB1,000,000 ($145,159) from Chun-Shuo Huang, which accrues interest at the rate of 8% per annum. The loan was due on May 27, 2022 and further extended to December 31, 2022 and accrued interest at the rate of 2% per month. Interest of $12,366 was incurred for the year ended August 31, 2022. $Nil was subsequently repaid by the Company as of December 14, 2022. Interest of $2,851 was accrued as of August 31, 2022.

(b)	The loan was modified from convertible note on March 23, 2022 (note 13(a)) and the principal amount of $100,000 would be repayable by October 31, 2022. The balance was classified as 6% short-term loan on the same date (Note 10). On May 29, 2022, the Company further amended the Note and the principal and interests would be repayable in five installments before November 30, 2022 with 6% interest-bearing per annum. For the year ended August 31, 2022, principal of $20,000 was repaid and interest of $3,164 was incurred. Interest of $3,229 was accrued as of August 31, 2022. On November 29, 2022, the loan and interests payable were further extended to November 30, 2023. $Nil was subsequently repaid by the Company as of December 14, 2022.

(c)	The loan was modified from convertible note on May 3, 2022 (note 13(c)) and the principal amount of $200,000 would mature on November 25, 2024 with 6% interest-bearing per annum. For the year ended August 31, 2022, interest of $3,945 were incurred. Interest of $9,165 was accrued as of August 31, 2022.

(d)	The Company borrowed non-interest bearing loans in the aggregate amount of NTD4,000,000 ($131,665) from Mei-Ying Huang. The loan of NTD2,500,000 ($82,291) borrowed on November 24, 2021 was due on May 24, 2022 but further extended to December 31, 2022. During the year ended August 31, 2022, NTD1,500,000 ($49,374) was repaid. The loan of NTD1,000,000 ($32,916) borrowed on January 12, 2022 was fully repaid on July 22, 2022. NTD420,000 ($13,825) was repaid for the remaining loan of NTD500,000 ($16,458) obtained on February 9, 2022 which would be repayable based on the Company’s financial ability.

(e)	Amounts due to other shareholders and a director are unsecured, interest-free with no fixed payment term.

11. OTHER LOANS FROM A NON-RELATED PARTY

On May 20, 2022, the Company borrowed non-interest bearing loan of NTD250,000 ($8,729) from a non-related company which was owned by an employee of the Company. The loan would be repayable on December 31, 2022. Further NTD50,000 ($1,746) was borrowed on July 8, 2022. The Company fully repaid the loans on July 19, 2022.

12. BONDS PAYABLE TO RELATED PARTY

The Company had entered into a Bond Purchase Agreement with Ching-Nan Wang (who became the Company’s shareholder in May 2021) on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate principal amount and an aggregate purchase price of $600,000. The bond will mature in three years from August 14, 2019. Interest on the bond will be payable on semi-yearly basis at 10% per annum. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest(s) to the Purchaser. On August 10, 2022, the bond was further extended to August 14, 2023 and 12% p.a. interest was payable quarterly. The bond was collateralized by 2,000,000 shares of DFP Holdings Limited and 1,000,000 shares of Reblood Biotech Corp. held by Yi-Hsiu Lin. Interest of $60,000 was incurred in each of the years ended August 31, 2022 and 2021, respectively. Interest of $2,935 was accrued as of August 31, 2022 and 2021.

13. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company entered into a series of Convertible Promissory Note Purchase Agreements (the “Agreements”) with certain investors between March 2020 and January, 2021. Pursuant to the Agreements, the Company issued certain Convertible Promissory Notes (the “Notes”) to the investors in a total principal amount of $900,000. A summary of the major terms of the Agreements are presented as follows:

Investor	Principal amount	Issue date	Maturity date	Interest rate
Jui-Chin Chen (a)	$100,000	March 18, 2020	March 18, 2022	6%
Teh-Ling Chen (b)	100,000	November 2, 2020	November 2, 2022	6%
Chin-Ping Wang (c)	200,000	November 25, 2020	November 25, 2022	6%
Ching-Nan Wang (d)	200,000	November 25, 2020	November 25, 2022	6%
Chin-Chiang Wang (d)	200,000	November 25, 2020	November 25, 2022	6%
Teh-Ling Chen (e)	100,000	January 15, 2021	January 15, 2023	6%
	$900,000

(a)	On March 18, 2020, the Company issued an unsecured note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Jui-Chin Chen. On August 17, 2020, the Company amended the Note and the Agreement, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On March 23, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to cancel the conversion option and to repay the principal in two installments and accrued interest during that period before October 31, 2022. The balance was classified as 6% short-term loan on the same date (Note 10). On May 29, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to repay the principal and interests in five installments before November 30, 2022. Up to the date of this report, the Company repaid $nil to Jui-Chin Chen.

(b)	On November 2, 2020, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on November 2, 2022 and unsecured. On May 10, 2022, the Company entered into an amendment to the Note with the shareholder, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.10 per share. On May 12, 2022, the shareholder submitted conversion notice to the Company converting all of the outstanding balance of his Note into an aggregate of 1,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022.

(c)	On November 25, 2020, the Company issued a Note in the principal amount of $200,000, which accrues interest at the rate of 6% per annum, to a shareholder – Chin-Chiang Wang. The Note is due on November 25, 2022 and unsecured. On May 3, 2022, the Company entered into an amendment to the Note and the convertible promissory note purchase agreement with Chin-Chiang Wang, mutually agreed to extend the maturity date to November 25, 2024 and cancel the conversion option. The balance was classified as non-current 6% loan on the same date (Note 10).

(d)	On November 25, 2020, the Company issued several Notes in the total principal amount of $400,000, which accrues interest at the rate of 6% per annum, to shareholders – Chin-Ping Wang and Ching-Nan Wang. The notes are due on November 25, 2022 and unsecured. On January 24, 2022, the Company entered into an amendment to the Notes with these two shareholders, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Notes would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.25 per share. On January 26, 2022, the shareholders submitted conversion notices to the Company converting all of the outstanding balances of their Notes into an aggregate of 1,600,000 shares of the Company’s common stock. The conversion was approved by the Company on January 31, 2022 and the shares were issued on March 15, 2022.

(e)	On January 15, 2021, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on January 15, 2023 and unsecured. On May 10, 2022, the Company entered into an amendment to the Note with the shareholder, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.10 per share. On May 12, 2022, the shareholder submitted conversion notice to the Company converting all of the outstanding balance of his Note into an aggregate of 1,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022.

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

During the years ended August 31, 2022 and 2021, interest of $14,376 and $42,196 were incurred on the Notes, respectively.

14. INCOME TAXES

For the years ended August 31, 2022 and 2021, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Year ended August 31,
	2022	2021
Tax jurisdictions from:
- Local	$(6,165,700)	$(7,272,060)
- Foreign, representing
Seychelles	-	(1,610)
British Virgin Islands	(2,059)	(89,403)
Taiwan	(4,577,208)	(3,077,725)
PRC	(739,876)	(594,153)
Hong Kong	(560,756)	(696,679)
Loss before income tax	$(12,045,599)	$(11,731,630)

The components of the provision for income taxes benefits are:

	Year ended August 31,
	2022	2021
Current	$-	$-
Deferred	(125,502)	(38,138)
Total income tax benefits	$(125,502)	$(38,138)

The provision for income taxes consisted of the following:

	Year ended August 31,
	2022	2021
Loss before income taxes	$(12,045,599)	$(11,731,630)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(2,529,576)	(2,463,642)
Reconciling items:
Non-deductible expenses	1,447,143	406,560
Share-based payments	398,864	1,378,279
Tax effect of tax exempt entity	432	19,113
Rate differential in different tax jurisdictions	18,468	29,490
Change in unrecognized deferred tax assets	-	39,667
Valuation allowance on deferred tax assets	539,167	552,395
Income tax benefits	$(125,502)	$(38,138)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of August 31, 2022, the operations in the United States of America incurred $2,383,640 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of August 31, 2022 and 2021, the Company has provided for a full valuation allowance of $500,564 and $440,622, respectively, against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFG is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. With effect from January 1, 2018, the CIT rate in Taiwan is 20%. However, for profit-seeking entities with less than NT$ 500,000 (approximately $16,000) in taxable income, the CIT rate is 18% in 2018, 19% in 2019, and 20% since 2020 if taxable income exceeds NT$120,000 (approximately $4,190). As of August 31, 2022, LOC had net operating loss carry-forwards in Taiwan of $3,498,858, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $699,772 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of August 31, 2022, BJDC had net operating loss carry-forwards in the PRC of $2,402,593, which will expire in various years through 2029. The Company has provided for a full valuation allowance of $600,648 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the years. As of August 31, 2022, the operations in Hong Kong incurred $nil of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of August 31, 2022 and 2021, the Company has provided for a full valuation allowance of approximately $nil against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of August 31, 2022 and 2021 are presented below:

	As of August 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(500,564)	$(440,622)
– Taiwan	(699,772)	(351,606)
– PRC	(600,648)	(421,733)
– Hong Kong	-	-
Less: valuation allowance	1,800,984	1,213,961
	$-	$-
Deferred tax liabilities:
Intangible assets- Technical know-hows	$-	$125,502

15. COMMON STOCK

On September 1, 2019, the Company entered into an employment agreement with Yi-Hsiu Lin to serve as the Chief Executive Officer of the Company for a two-year term. Pursuant to the agreement, Mr. Lin was compensated at an annual rate of $50,000 per year (the “Base Compensation”), prorated for any partial year in cash or 2,500,000 shares of restricted common stock, which vested on September 16, 2019 and September 1, 2020. In addition, Mr. Lin was be entitled to bonus compensation of up to three (3) times Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock was $1,250,000 and $1,000,000, respectively, which was calculated based on a price per share of $0.50 and $0.40, respectively and amortized over the service term. On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The bonus compensation offer was cancelled on March 1, 2022. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the years ended August 31, 2022 and 2021, the Company amortized $250,000 and $1,000,000, respectively, as remuneration. 2,500,000 shares were subsequently issued to Yi-Hsiu Lin on October 5, 2022.

On September 1, 2019, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $30,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2019. The fair value of the shares of restricted common stock was $750,000, which was calculated based on a price per share of $0.50 and amortized over the service term. The offer was renewed on September 1, 2020 and all shares were granted and vested on the same date. The fair value of the shares of restricted common stock granted on September 1, 2020 was $1,500,000, which was calculated based on a price per share of $0.40 and amortized over the service term. On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2021. The fair value of the shares of restricted common stock granted on September 1, 2021 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the years ended August 31, 2022 and 2021, the Company amortized $150,000 and $600,000, respectively, as remuneration. 1,500,000 shares were subsequently issued to Shui Fung Cheng on October 5, 2022.

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

On March 1, 2020, the Company entered into a consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2020, prorated for any partial year. On June 30, 2020, the Company’s board of directors approved additional 500,000 shares to the consultant in exchange for services rendered. On March 1, 2021, the Company renewed the consulting agreement for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $750,000 and $100,000, respectively which was calculated based on a price per share of $0.50 and $0.10 respectively and amortized over the service term. During the year ended August 31, 2022 and 2021, the Company amortized $50,000 and $425,000, respectively, as consulting expenses under this agreement.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of restricted common stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of restricted common stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. As of August 31, 2020, 5,000,000 common shares of the Company had been issued to the employee. The fair value of the shares of restricted common stock issued to him was $6,000,000, which was calculated based on a price per share of $0.40. As of August 31, 2022, apart from the 5,000,000 Inducement Shares, 5,000,000 shares were vested to the employee upon achievement of the first milestone set forth in the employee’ offer letters, the Company amortized $139,560, $1,622,940 and $237,500, respectively as salaries under this milestone for the years ended August 2022, 2021 and 2020. However, during the year ended August 31, 2022, the company reassessed the likelihood that the employee will achieve for the second milestone and determined that the employees will not achieve the targets of the second milestone, the Company recognized a reverse to salary $348,627 under this milestone. During the year ended August 31, 2022 and 2021, the Company (reversed) amortized $(209,066) and $1,971,567 as salaries respectively. As of August 31, 2022, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On July 27, 2020, the Company issued an offer letter to a staff member, pursuant to which the staff member agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff member received a monthly compensation in the form of NT$77,000 ($2,717) for the first three months (probationary period) and thereafter NT$92,500 ($3,264) in cash. In addition, the staff member would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if the staff member met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the years ended August 31, 2022 and 2021, the Company recognized $nil and $50,000 respectively as compensation under this arrangement.

On August 1, 2020, the Company entered into a one-year consulting services agreement with a company. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services rendered by the provider’s employees, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the years ended August 31, 2022 and 2021, the Company recognized $16,666 and $383,334 respectively as compensation under these arrangements. The shares were issued on January 6, 2021.

On August 3, 2020, the Company issued an offer letter to a staff member, pursuant to which the staff member agreed to serve as an executive assistant of the Company. For the service as an executive assistant, the staff member received a monthly compensation in the form of NT$77,000 ($2,717) in cash. In addition, the staff would have been granted 50,000 shares of restricted common stock upon completion of the first year of service and 50,000 shares of restricted common stock if she met the criteria established by the Company. The fair value of the shares of restricted common stock was $50,000, which was calculated based on a price per share of $1.00 and amortized over the service term. The Company cancelled the offer on May 1, 2021. During the years ended August 31, 2022 and 2021, the Company recognized $nil and $50,000 respectively as compensation under this arrangement.

On November 1, 2020, the Company entered into one-year consulting agreements with two consultants to assist in monitoring and improving FinMaster APP. Pursuant to the agreement, the Company agreed to pay the consultants 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the years ended August 31, 2022 and 2021, the Company amortized $416,666 and $2,083,334 respectively as consulting expenses under these agreements.

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

On September 1, 2021, the Company issued an offer letter to Kuo-Hsun Hsu, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. Per the terms of the offer letter, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $2,157) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the year ended August 31, 2022, the Company amortized $120,000 as consulting expenses under this agreement. 1,200,000 shares were subsequently issued to Kuo-Hsun Hsu on October 5, 2022.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chien Chiao, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his services, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,648) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the first year ending August 31, 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the year ended August 31, 2022, the Company amortized $150,000 as consulting expenses under this agreement. 1,500,000 shares were subsequently issued to Chien Chiao on October 5, 2022.

On January 26, 2022, the shareholders- Chin-Ping Wang and Ching-Nan Wang, submitted conversion notices to the Company converting all of the outstanding balances of their Convertible Notes payable (Note 13) into an aggregate of 1,600,000 shares of the Company’s common stock. The conversion was approved by the Company on January 31, 2022 and the shares were issued on March 15, 2022.

On May 12, 2022, the shareholder- Teh-Ling Chen submitted conversion notice to the Company converting all of the outstanding balance of his Convertible Notes payable (Note 13) into an aggregate of 2,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022.

On June 17, 2022, 500,576 shares of the Company were issued to shareholder- Teh-Ling Chen for the repayment of loan balance and accrued interest (Note 7).

On December 21, 2021, pursuant to the 2021 Equity Incentive Plan, the Company granted an aggregate of 9,550,850 non-restricted share units of the Company’s common stock to certain employees and consultants of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest immediately. The fair price of the non-restricted shares was $0.10 per share. The Company recognized the share-based compensation expenses over the vesting period on a graded-vesting method. The Company recorded non-cash share-based compensation of $955,085 for the year ended August 31, 2022, in respect of the non-restricted shares granted. The shares were issued on March 2, 2022. As of August 31, 2022, neither unrecognized stock-based compensation was associated with the above share units nor vested shares were to be issued.

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

From September 2021 to August 2022, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 19,170,000 shares of the Company’s common stock at an average price of $0.12 per share. The Company received aggregate gross proceeds of $2,290,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by August 31, 2022.

As of August 31, 2022, unrecognized share-based compensation expense was $nil.

As of August 31, 2022, 6,800,000 shares were granted to employees and vested but not yet issued.

16. COMMITMENTS AND CONTINGENCIES

During the year ended August 31, 2022, the Company entered into agreements with independent third parties to lease office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong on a monthly basis, for the operations of the Company. Rental expense those premises for the year ended August 31, 2022 and 2021 was $344,429 and $333,118, respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the year ended August 31,
	2022	2021

Operating lease cost – classified as general and administrative expenses	$336,147	$292,567
Weighted Average Remaining Lease Term – Operating leases	1.61 years	0.95 years
Weighted Average Discounting Rate – Operating leases	4.90%	4.20%

Supplementary cash flow information related to leases where the Company was the lessee for the year ended August 31, 2022 and 2021 was as follows:

	For the year ended August 31,
	2022	2021

Operating cash outflows from operating assets	$344,575	$303,276

The following is a schedule, by years, of maturities of lease liabilities as of August 31, 2022:

Operating leases

2023	$146,842
2024	71,875
2025	6,362
2026	-
2027	-
Thereafter	-
Total undiscounted cash flows	225,079
Less: imputed interest	(6,276)
Present value of lease liabilities	$218,803

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, termination as a result of a mutual agreement or termination as a result of the expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $146,000 and $129,000 as of August 31, 2022 and 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $52,000 and $69,000 as of August 31, 2022 and 2021, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

17. Concentrations and Credit Risk

(a)	Concentrations

The Company had the following customers that individually comprised 10% or more of net revenue for the years ended August 31, 2022 and 2021 as follows:

	Year ended			Year ended
	August 31, 2022			August 31, 2021
Customer A	$	*	*	$31,277	33%
Customer B		*	*	38,968	41%
Customer C		*	*	19,606	21%
DFP Holdings Limited (note 7)		304,398	90%	*	*

*	Comprised less than 10% of net revenue for the respective period.

The Company had the following customers that individually comprised 10% or more of net trade receivable (included VAT) as of August 31, 2022 and 2021 as follows:

	August 31, 2022		August 31, 2021
DFP Holdings Limited (note 7)	$2,732	62%	$	*	*

*	Comprised less than 10% of net accounts receivable for the respective period.

(b)	Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and pledged deposits. As of August 31, 2022 and 2021, substantially $135,413 and $405,528 of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.

18. SUBSEQUENT EVENTS

On October 1, 2022, the Company entered into consultant agreement with Shou-Hung Hsu for two years. Pursuant to the agreement, Mr. Hsu will be compensated at $25,000 per year, prorated for any partial year, payable in cash or with 700,000 shares of restricted common stock, which would vest as of December 31, 2022 and September 30, 2023. The fair value of the shares of restricted common stock for the first year was $105,000, which was calculated based on a price per share of $0.30 and amortized over the service term.

On October 31, 2022, the Company entered into a securities purchase agreement with an individual accredited investor (the “Investor”), to issue and sell to the Investor 1,000,000 shares (the “Shares”) of the Company’s restricted common stock, par value $0.0001 per share, for a purchase price of $0.30 per share. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The Company issued the Shares to the Investor on November 2, 2022, resulting in $300,000 in aggregate proceeds for the Company.

