Form 10-Q
period 2022-11-30
Leader Capital Holdings Corp.
filed 2023-06-30
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-221548

LEADER CAPITAL HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1853394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 301, 3F., No. 131, Sec. 3, Minsheng E. Rd., Songshan Dist., Taipei City 105405 , Taiwan (R.O.C.)
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code: +886-2-2547-5643

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	LCHD	N/A

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2023
Common Stock, $0.0001 par value	206,470,825

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	November 30, 2022	August 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,816	$213,270
Accounts receivable	8,382	4,413
Prepayments, deposits and other receivables	156,449	176,201
Inventory	5,162	8,074
Due from a shareholder	2,072	-
Total current assets	246,881	401,958

Non-current assets
Non-marketable equity securities	1,500	1,500
Plant and equipment, net	60,087	71,004
Intangible assets	4,181	4,304
Operating lease right-of-use assets, net	268,957	227,230
Prepayments, deposits and other receivables	12,538	12,822
Total non-current assets	347,263	316,860

TOTAL ASSETS	$594,144	$718,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$509,086	$450,555
Contract liabilities	68,928	169,951
Operating lease liability, current	188,973	150,381
Bonds payable	600,000	600,000
Other loans from shareholders, current	223,675	260,709
Other loans from a non-related party, current	971	-
Due to shareholders	43,500	45,343
Due to a director	1,003,860	973,564
Total current liabilities	2,638,993	2,650,503

Non-current liabilities
Operating lease liability, non-current	68,625	68,422
Other loans from shareholders, non-current	200,000	200,000
Total non-current liabilities	268,625	268,422

TOTAL LIABILITIES	$2,907,618	$2,918,925

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 200,470,825 and 191,770,825 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	20,047	19,177
Additional paid-in capital	32,811,645	32,339,182
Accumulated other comprehensive income	495,071	362,698
Accumulated deficits	(35,640,237)	(34,921,164)

TOTAL STOCKHOLDERS’ DEFICIT	$(2,313,474)	$(2,200,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$594,144	$718,818

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the three months ended
	November 30, 2022	November 30, 2021

REVENUE	$254,540	$14,805

OPERATING EXPENSES
Research and development expenses	(106,278)	(146,283)
Sales and marketing expenses	(13,783)	(213,772)
General and administrative expenses	(698,619)	(1,670,490)

LOSS FROM OPERATIONS	(564,140)	(2,015,740)

Interest expense	(30,664)	(28,500)

Loss on change in fair value of convertible notes	-	(104,500)

OTHER (EXPENSE) INCOME
Exchange difference, net	(125,209)	24,920
Other income – from non-related parties	940	451
	(124,269)	25,371

LOSS BEFORE INCOME TAX	(719,073)	(2,123,369)

Income tax benefit	-	4,482

NET LOSS	$(719,073)	$(2,118,887)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	132,373	(24,377)

TOTAL COMPREHENSIVE LOSS	$(586,700)	$(2,143,264)

Net loss per share - Basic and diluted	$(0.00)*	$(0.01)

Weighted average number of shares of common stock outstanding – Basic and diluted	199,878,517	160,879,360

*	Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of September 1, 2022	191,770,825	$19,177	$32,339,182	$362,698	$(34,921,164)	$(2,200,107)
Shares issued in private placement	2,000,000	200	299,800	-	-	300,000
Shares issued to employees and consultants for stock award	6,700,000	670	(670)	-	-	-
Share based compensation	-	-	173,333	-	-	173,333
Foreign currency translation adjustment	-	-	-	132,373	-	132,373
Net loss	-	-	-	-	(719,073)	(719,073)
Balance as of November 30, 2022	200,470,825	$20,047	$32,811,645	$495,071	$(35,640,237)	$(2,313,474)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY (DEFICIT)

Balance as of September 1, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255
Shares issued in private placement	4,160,000	416	664,584	-	-	665,000
Share compensation	-	-	835,229	-	-	835,229
Foreign currency translation adjustment	-	-	-	(24,377)	-	(24,377)
Net loss	-	-	-	-	(2,118,887)	(2,118,887)
Balance as of November 30, 2021	162,109,219	$16,211	$24,970,454	$(195,491)	$(25,119,954)	$(328,780)

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the three months ended
	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,073)	$(2,118,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	-	104,500
Share based compensation	173,333	835,229
Amortization of operating lease right-of-use assets	64,988	81,470
Depreciation and amortization	11,199	32,354
Exchange difference, net	125,209	(24,920)
Changes in operating assets and liabilities:
Accounts receivable	(4,062)	282
Prepayments, deposits and other receivables	17,149	13,059
Inventory	2,720	(12,240)
Amount due to a director	29,143	-
Deferred tax liabilities	-	(4,482)
Operating lease liabilities	(68,090)	(81,470)
Contract liabilities	(100,679)	(12,707)
Accrued expenses and other payables	66,699	95,642

Net cash used in operating activities	(401,464)	(1,092,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,078)	(22,005)

Net cash used in investing activities	(1,078)	(22,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	300,000	665,000
Loan from shareholders	62,000	-
Repayment to shareholders	(93,696)	-
Loan from a non-related party	951	-
Advance from shareholders	-	92,740
Advance to shareholders	(2,029)	(6,000)
Repayment to a director	-	(110,000)
Advance from a director	65	-

Net cash provided by financing activities	267,291	641,740

Effects of exchange rate changes on cash and cash equivalents	(3,203)	1,175

Net decrease in cash and cash equivalents	(138,454)	(471,260)
Cash and cash equivalents, beginning of period	213,270	787,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,816	$315,894

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$38,464	$42,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$103,701	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended November 30, 2022 and 2021

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

On March 15, 2023, the board of directors decided to dissolve LOC. LOC then entered into a de-registration process and its business was taken over by LCHD. Taichung City Government approved the dissolution on April 25, 2023.

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

The Company has adopted August 31 as its fiscal year end. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s annual report on amended Form 10-K for the year ended August 31, 2022.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2022, the Company has suffered recurring losses from operations, and records an accumulated deficit, a working capital deficit and a shareholders’ deficit of $35,640,237, $2,392,112 and $2,313,474, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

Affected by the COVID-19, the Company had to re-organize to improve its market competitiveness and to warrant the survival and future development. The Company also had downsized the operations to safeguard the financial position by reduction of labor costs, reduction of office space, and simplified operational procedures.

The Company’s reduction of labor costs were done through resignation and layoffs, whereas all layoffs were processed according to local governing labor laws.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. The severity of the impact of the COVID-19 pandemic on the Company’s business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the new variants of COVID-19, the efficacy and distribution of COVID-19 vaccines and the extent and severity of the impact on the global supply chain and the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be reasonably predicted at this time. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

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

Given the current macro-economic environment and the uncertainties regarding its potential impact on the Company’s business, there can be no assurance that its estimates and assumptions used in its impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired. During the year ended August 31, 2022, the Company expects the reporting unit of FinTech App development not to generate profits in the near future. As a result, the goodwill was fully impaired as of August 31, 2022.

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

No development costs were expensed as general and administrative expenses for the three months ended November 30, 2022 and 2021.

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

Revenue by major product line

	For the three months ended
	November 30, 2022	November 30, 2021
Provision of investment platform services	$9,148	$3,242
Provision of software development service and maintenance service	245,392	11,563
	$254,540	$14,805

Revenue by Recognition Over Time vs Point in Time

	For the three months ended
	November 30, 2022	November 30, 2021
Revenue by recognition over time	$254,540	$14,805
Revenue by recognition at a point in time	-	-
	$254,540	$14,805

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of November 30, 2022, the Company’s remaining performance obligations were $68,928, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. The Company subsequently withdrew from the investment platform service in February 2023 and the advance payment from FinMaster App would be refunded to customers upon requests received. Below is the summary presenting the movement of the Company’s contract liabilities for the three months ended November 30, 2022 and 2021:

Receipt in advance	2022	2021

Balance as of September 1	$169,951	$16,225
Advances received from customers	133,926	2,650
Revenue recognized	(234,605)	(15,357)
Exchange difference	(344)	(77)
Balance as of November 30	$68,928	$3,441

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

For the three months ended November 30, 2022 and 2021, the total R&D expenses were $106,278 and $146,283, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the three months ended November 30, 2022 and 2021, advertising costs totaled $13,810 and $210,603, respectively.

From September 2019, customers or users of the FinMaster App can obtain points through any other ways such as account registration referral to the FinMaster App, frequent sign-ins to the application and sharing articles from the application to users’ own social media, etc. The Company believes these points are to encourage user engagement and generate market awareness. As a result, the Company accounts for such points as sales and marketing expenses with a corresponding liability recorded under other current liabilities of its unaudited condensed consolidated balance sheets upon the points offering. The Company estimates liabilities under the customer loyalty program based on cost of the merchandise that can be redeemed, and its estimate of probability of redemption. At the time of redemption, the Company records a reduction of inventory and other current liabilities.The loyalty program was subsequently ended on April 30, 2023 after the Company withdrew from the investment platform service.

Since historical information is limited for the Company to determine any potential points forfeiture and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated forfeiture rate of zero.

For the three months ended November 30, 2022 and 2021, redeemable point liability (credited) charged as sales and marketing expenses were ($27) and $3,169, respectively.

As of November 30, 2022 and August 31, 2022, liabilities recorded related to unredeemed points were $81,246 and $82,638, respectively, which were included in other payables (note 9).

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

Inventory as of November 30, 2022 and August 31, 2022 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the three months ended November 30, 2022 and 2021.

Employee benefits

The Taiwan subsidiary also operates a Defined Contribution Pension Plan under the Labor Pension Act (the Act) for employees in Taiwan. The Act stipulated that the contribution rate by the employer per month shall not be less than 6% of the employees’ monthly salary, and the Table of Monthly Contribution Salary Classification shall be prescribed by Central Competent Authority. The highest bracket of Monthly Contribution Salary issued by Central Competent Authority is $4,754 (NTD150,000). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $5,277 and $10,909 for the three months ended November 30, 2022 and 2021, respectively.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $27,905 and $31,212 for the three months ended November 30, 2022 and 2021, respectively.

The Hong Kong subsidiary operates a Mandatory Provident Fund (“MPF”) scheme for all qualifying employees in Hong Kong. The MPF is a defined contribution scheme and the assets of the scheme are managed by a trustee independent of the Group. The MPF is available to all employees aged 10 to 64 with a least 60 days of service under the employment of the Group in Hong Kong. Contributions are made by the Group to a cap of HK$1,500 (equivalent to $192 per month). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $1,591 and $1,041 for the three months ended November 30, 2022 and 2021, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of November 30, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the three months ended
	November 30, 2022		November 30, 2021

Net loss	$(719,073)		$(2,118,887)
Weighted average number of shares of common stock outstanding - Basic and diluted**	199,878,517		160,879,360
Net loss per share - Basic and diluted	$(0.00	)*	$(0.01)

*	Less than $0.01

**	Including 1,833,333 shares granted and vested but not yet issued for the period ended November 30, 2022; and including 3,571,157 shares that were granted and vested but not yet issued for the period ended November 30, 2021.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of November 30, 2022	As of August 31, 2022

Period-end NT$ : US$ 1 exchange rate	30.89	30.38
Period-end RMB : US$ 1 exchange rate	7.08	6.89

	For the three months ended,
	November 30, 2022	November 30, 2021

Period average NT$ : US$ 1 exchange rate	31.55	27.82
Period average RMB : US$ 1 exchange rate	7.13	6.42

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective September 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company adopted ASU 2021-10 effective September 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2023, the FASB issued ASU 2023-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2023. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2023-02 will have on its condensed consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step Goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s Goodwill with the carrying amount of that Goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a Goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total Goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company does not expect the impact of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This creates an exception to the general recognition and measurement principles in ASC 805. As a smaller reporting company, ASU 2021-08 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate that the adoption of this guidance will have a material impact on the condensed consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our condensed consolidated financial statement presentations and disclosures.

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

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. Goodwill was fully impaired as of August 31, 2022. No impairment loss of Goodwill of the reporting unit of the Fintech App development was recognized for the three months ended November 30, 2022 and 2021.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of November 30, 2022 and August 31, 2022 are summarized below:

	As of November 30, 2022	As of August 31, 2022
Furniture and fixtures	$30,234	$30,494
Office equipment	82,778	89,858
Leasehold improvement	89,052	82,969
Total	202,064	203,321
Less: Accumulated depreciation	(141,977)	(132,317)
Plant and Equipment, net	$60,087	$71,004

Depreciation expenses, classified as operating expenses, were $11,076 and $9,855 for the three months ended November 30, 2022 and 2021, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of November 30, 2022 and August 31, 2022 are summarized below:

	As of November 30, 2022	As of August 31, 2022
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	4,920	4,920
Total	853,120	853,120
Less: Accumulated amortization	(199,158)	(199,035)
Impairment	(649,781)	(649,781)
Intangible assets, net	$4,181	$4,304

Amortization expense for intangible assets was $123 and $22,499 for the three months ended November 30, 2022 and 2021, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the three months ended November 30, 2022 and 2021.

As of November 30, 2022, amortization expenses related to intangible assets for future periods are estimated to be as follows:

2023 (remaining period)	$369
2024	492
2025	492
2026	492
2027	492
2028 and thereafter	1,844
Total	$4,181

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

DFP engages in online higher education services. It is committed to promoting Asian talent education services, and cooperating with practical entrepreneurs on both sides of the strait to offer courses related to business management and business marketing, assisting Taiwan’s small and medium-sized corporations, entrepreneurs, and middle and high-level managers open up new ideas and improve their business vision. As of November 30, 2022 and August 31, 2022, the Company held 7.01% and 7.06%, respectively of DFP’s outstanding common stock.

7. RELATED PARTY TRANSACTIONS AND BALANCES

Name of Entity or Individual	Relationship with the Company
DFP Holdings Limited (“DFP”)	Note a
Reblood Biotech Corp.	Note b
Reblood Biotech Limited	Note b
Asia Pacific Integrating System Limited	Note c
Yi-Hsiu Lin	Shareholder and director of the Company
Jui-Chin Chen	Shareholder of the Company
Teh-Ling Chen	Shareholder of the Company
CPN Investment Limited	Shareholder of the Company
Kuo-Hsun Hsu	Shareholder of the Company
Chun-Shuo Huang	Shareholder of the Company
Yu-Cheng Tu	Shareholder of the Company
Chin-Chiang Wang	Shareholder of the Company
Ching-Nan Wang	Shareholder of the Company
Chin-Ping Wang	Shareholder of the Company
Shih-Chu Lo	Shareholder of the Company

(a)	As of November 30, 2022, the Company and Yi-Hsiu Lin held 7.01% and 7.01% of DFP’s outstanding common stock. DFP was also the shareholder of the Company.

(b)	Reblood Biotech Corp., a Nevada company, in which Yi-Hsiu Lin was the shareholder. Reblood Biotech Limited, a Hong Kong company, which was a subsidiary of Reblood Biotech Corp.

(c)	Asia Pacific Integrating System Limited, a Taiwanese company, wholly owned by Shih-Chu Lo, a shareholder of the Company, holding 100% equity interests as of November 30, 2022.

Related party transactions:

The Company entered into the following significant related party transactions:

	For the three months ended
	November 30, 2022	November 30, 2021

Provision of software development service to DFP (a)	$230,000	$-
Provision of software maintenance service to DFP (a)	15,392	-

Rental expense to Yu-Cheng Tu (b)	-	3,235
Rental expense to Reblood Biotech Limited (d)	8,757	8,856

Interest expense to:
Teh-Ling Chen (Note 13)	-	3,000
CPN Investment Limited (c)	-	-
Chun-Shuo Huang (Note 10(a))	8,417	-
Ching-Nan Wang (Note 12)	18,000	15,000
Jui-Chin Chen (Note 10(b) and 13)	1,200	1,500
Chin-Chiang Wang (Note 10(c) and 13)	3,000	3,000
Chin-Ping Wang (Note 13)	-	3,000
Ching-Nan Wang (Note 13)	-	3,000

(a)	The Company entered into a Customized App Development Agreement providing the online and offline learning opportunities across different subjects on January 27, 2022 with DFP. The Company delivered an app and provided the follow-up maintenance service since August 2022. For the three months ended November 30, 2022, software maintenance income of $15,392 was generated from this customer. Both parties entered another software development agreement on March 31, 2022. As of November 30, 2022, the development work was in the process and the Company will deliver the app by the second quarter of current fiscal year. For the three months ended November 30, 2022, revenue of $230,000 was generated. .

(b)	On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder- Yu-Cheng Tu. The lease was renewed on April 1, 2021 for additional one-year term and early terminated on October 31, 2021. The monthly lease was for the amount of NTD 45,000 ($1,617), with a term of one year. During the three months ended November 30, 2022 and 2021, the Company recognized rental expenses of $nil and $3,235, respectively that are included in general and administrative expenses.

(c)	The Company borrowed a principal amount of $62,000 on September 27, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on November 1, 2022. Interest of $nil was incurred for the three months ended November 30, 2022.

(d)	On June 1, 2021, JFB leased an office in Taipei, Taiwan from a company which was the subsidiary of Reblood Biotech Corp.. The monthly lease was for the amount of NTD 82,062 ($2,601), with a term of 16 months. On October 1, 2022, the lease was renewed for additional one year. The monthly rental was NTD 97,062 ($3,076). During the three months ended November 30, 2022 and 2021, the Company recognized rental expenses of $8,757 and $8,856, respectively that are included in general and administrative expenses.

(e)	NTD64,000 ($2,072) was paid for Hsu Kuo-Hsun’s quarter on November 3, 2022.

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of November 30, 2022 and August 31, 2022:

	As of November 30, 2022	As of August 31, 2022
Accounts receivable from related parties

Receivables from DFP	$7,687	$2,732

Up to the date of this report, DFP had repaid $7,687 to the Company.

	As of November 30, 2022	As of August 31, 2022
Contract liabilities due to related parties

due to DFP	$-	$150,000
due to Asia Pacific Integrating System Limited	$50,000	$-

Up to the date of this report, $nil of the above contract liabilities had been utilized.

	As of November 30, 2022	As of August 31, 2022
Accrued interests payable to related parties

Ching-Nan Wang (note 12)	$2,935	$2,935
Chun-Shuo Huang (note 10 (a))	2,851	2,851
Jui-Chin Chen (note 10(b))	4,429	3,229
Chin-Chiang Wang (note 10(c))	165	9,165
	$10,380	$18,180

8. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of November 30, 2022	As of August 31, 2022

Rental and management fee deposits	$82,541	$100,498
Other prepaid expenses	63,547	52,723
Other taxes recoverable	22,899	35,802
	168,987	189,023
Less: non-current portion
Rental and management fee deposits	12,538	12,822
Prepayments, deposits and other receivables, non-current	12,538	12,822
Prepayments, deposits and other receivables, current	$156,449	$176,201

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of November 30, 2022	As of August 31, 2022
Accrued interests (Note 7, 10 and 12)	$10,380	18,180
Accrued payroll	143,052	150,932
Other accrued expenses	272,534	197,428
Other taxes payable	1,874	1,377
Point liabilities	81,246	82,638
	$509,086	450,555

10. DUE FROM (TO) SHAREHOLDERS AND DIRECTORS

	As of November 30, 2022	As of August 31, 2022
Other loans from shareholders:
Jui-Chin Chen (b)	$(80,000)	$(80,000)
Chun-Shuo Huang (a)	(141,085)	(145,159)
Mei-Ying Huang (d)	(2,590)	(35,550)
Chin-Chiang Wang (c)	(200,000)	(200,000)
Total (Note 11)	(423,675)	(460,709)
Less: Other loans from shareholders, non-current	200,000	200,000
	$(223,675)	$(260,709)

Due to a director - current:
Yi-Hsiu Lin (e)	$(1,003,860)	$(973,564)

Due to shareholders - current:
Yu-Cheng Tu (e)	$(40,624)	$(42,472)
Hung-Pin Cheng (e)	(476)	(471)
Mei-Ying Huang (e)	(800)	(800)
Shih-Chu Lo (e)	(800)	(800)
Jun-Yuan Chen (e)	(800)	(800)
Total	$(43,500)	$(45,343)

Due from a shareholder - current:
Kuo-Hsun Hsu (f)	$2,072	$-

(a)	On February 28, 2022, the Company obtained a loan of RMB1,000,000 ($141,085) from Chun-Shuo Huang, which accrues interest at the rate of 8% per annum. The loan was due on May 27, 2022 and further extended to December 31, 2022 and accrued interest at the rate of 2% per month. The repayment was extended to June 30, 2023 as agreed by both parties. Interest of $8,417 and $nil respectively was incurred for the three months ended November 30, 2022 and 2021. Interest of $2,851 was accrued as of November 30, 2022 and August 31, 2022.

(b)	The loan was modified from convertible note on March 23, 2022 and would be repayable in five installments before November 30, 2022 with 6% interest-bearing per annum. $20,000 was repaid by the Company as of November 30, 2022. On November 29, 2022, both parties entered into an amendment agreement to extend the payment time of the remaining loans and interests by November 30, 2023. For the three months ended November 30, 2022, interest of $1,200 and $1,500 were incurred respectively. Interest of $4,429 and $3,229 was accrued as of November 30, 2022 and August 31, 2022, respectively.

(c)	The loan was modified from convertible note on May 3, 2022 and would mature on November 25, 2024 with 6% interest-bearing per annum. For the three months ended November 30, 2022 and 2021, interest of $3,000 were incurred. Interest of $165 and $9,165 was accrued as of November 30, 2022 and August 31, 2022, respectively.

(d)	The Company borrowed non-interest bearing loans in the aggregate amount of NTD4,000,000 ($129,492) from Huang Mei-Ying. The loan of NTD2,500,000 ($80,932) borrowed on November 24, 2021 was due on May 24, 2022 but further extended to December 31, 2022. The loan was fully repaid on October 25, 2022. The loan of NTD1,000,000 ($32,373) borrowed on January 12, 2022 was fully repaid on July 22, 2022. NTD420,000 ($13,597) was repaid for the remaining loan of NTD500,000 ($16,187) obtained on February 9, 2022 which would be repayable based on the Company’s financial ability

(e)	Amounts due to shareholders and a director are unsecured, interest-free with no fixed payment term.

(f)	NTD64,000 ($2,072) was paid for Hsu Kuo-Hsun’s quarter on November 3, 2022. The advance is non-interest bearing and would repayable on demand.

(g)	The Company borrowed a principal amount of $62,000 on September 27, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on November 1, 2022. No interest was accrued as of November 30, 2022.

11. OTHER LOANS

	As of November 30, 2022	As of August 31, 2022
Other loans:
- from shareholders (note 10)	$423,675	$460,709
- from a non-related party	971	-
	424,646	460,709
Less: Other loan, non-current:	(200,000)	(200,000)
	$224,646	$260,709

On September 15, 2022, the Company borrowed non-interest bearing loan of NTD30,000 ($971) from a non-related company which was owned by an employee of the Company. The loan would be repayable on September 15, 2023.

12. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with Ching-Nan Wang (who became the Company’s shareholder in May 2021) on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. On August 10, 2022, the bond was further extended to August 14, 2023 and 12% p.a. interest was payable quarterly. The bond was collateralized by 2,000,000 shares of DFP Holdings Limited and 1,000,000 shares of Reblood Biotech Corp. held by Yi-Hsiu Lin. Interest of $18,000 and $15,000 was incurred in three months ended November 30, 2022 and 2021, respectively. Interest of $2,935 was accrued as of November 30, 2022 and August 31, 2022.

13. CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company entered into a series of Convertible Promissory Note Purchase Agreements (the “Agreements”) with certain investors between March 2020 and January, 2021. Pursuant to the Agreements, the Company issued certain Convertible Promissory Notes (the “Notes”) to the investors in a total principal amount of $900,000. A summary of the major terms of the Agreements are presented as follows:

	Principal amount	Issue date	Maturity date	Interest rate
Jui-Chin Chen (a)	100,000	March 18, 2020	March 18, 2022	6%
Teh-Ling Chen (b)	100,000	November 2, 2020	November 2, 2022	6%
Chin-Ping Wang (c)	200,000	November 25, 2020	November 25, 2022	6%
Chin-Nan Wang (d)	200,000	November 25, 2020	November 25, 2022	6%
Chin-Chiang Wang (d)	200,000	November 25, 2020	November 25, 2022	6%
Teh-Ling Chen (e)	100,000	January 15, 2021	January 15, 2023	6%
	$900,000

(a)	On March 18, 2020, the Company issued an unsecured note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Jui-Chin Chen. On August 17, 2020, the Company amended the Note and the Agreement, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.40 per share. On March 23, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to cancel the conversion option and to repay the principal in two installments and accrued interest during that period before October 31, 2022. The balance was classified as 6% short-term loan on the same date (Note 10(b)). On May 29, 2022, the Company further amended the Note and the Agreement with the noteholder, mutually agreed to repay the principal and interests in five installments before November 30, 2022. It was later extended to November 30, 2023. Up to the date of this report, the Company repaid $nil to Jui-Chin Chen.

(b)	On November 2, 2020, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on November 2, 2022 and unsecured. On May 10, 2022, the Company entered into an amendment to the Note with the shareholder, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.10 per share. On May 12, 2022, the shareholder submitted conversion notice to the Company converting all of the outstanding balance of his Note into an aggregate of 1,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022.

(c)	On November 25, 2020, the Company issued a Note in the principal amount of $200,000, which accrues interest at the rate of 6% per annum, to a shareholder – Chin-Chiang Wang. The Note is due on November 25, 2022 and unsecured. On May 3, 2022, the Company entered into an amendment to the Note and the convertible promissory note purchase agreement with Chin-Chiang Wang, mutually agreed to extend the maturity date to November 25, 2024 and cancel the conversion option. The balance was classified as non-current 6% loan on the same date (Note 10(c)).

(d)	On November 25, 2020, the Company issued several Notes in the total principal amount of $400,000, which accrues interest at the rate of 6% per annum, to shareholders – Chin-Ping Wang and Ching-Nan Wang. The notes are due on November 25, 2022 and unsecured. On January 24, 2022, the Company entered into an amendment to the Notes with these two shareholders, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Notes would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.25 per share. On January 26, 2022, the shareholders submitted conversion notices to the Company converting all of the outstanding balances of their Notes into an aggregate of 1,600,000 shares of the Company’s common stock. The conversion was approved by the Company on January 31, 2022 and the shares were issued on March 15, 2022.

(e)	On January 15, 2021, the Company issued a Note in the principal amount of $100,000, which accrues interest at the rate of 6% per annum, to a shareholder – Teh-Ling Chen. The note is due on January 15, 2023 and unsecured. On May 10, 2022, the Company entered into an amendment to the Note with the shareholder, wherein, at the sole option of the applicable noteholder, all or part of the unpaid outstanding principal of such noteholder’s Note would be convertible into shares of restricted common stock of the Company at a conversion price equal to $0.10 per share. On May 12, 2022, the shareholder submitted conversion notice to the Company converting all of the outstanding balance of his Note into an aggregate of 1,000,000 shares of the Company’s common stock. The conversion was approved by the Company on May 17, 2022 and the shares were issued on May 19, 2022.

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

During the three months ended November 30, 2022 and 2021, interest of $nil and $13,500 were incurred on the Notes, respectively.

14. INCOME TAXES

For the period ended November 30, 2022 and 2021, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Three months ended
	November 30, 2022	November 30, 2021
Tax jurisdictions from:
- Local	$(108,149)	$(1,134,999)
- Foreign, representing
Seychelles	-	-
British Virgin Islands	(1,144)	(1,557)
Taiwan	(302,977)	(683,911)
PRC	(205,929)	(119,437)
Hong Kong	(100,874)	(183,465)
Loss before income tax	(719,073)	(2,123,369)

The components of the benefit for income taxes expenses are:

	Three months ended
	November 30, 2022	November 30, 2021
Current	$-	$-
Deferred	-	(4,482)
Total income tax benefit	$-	$(4,482)

The benefit for income taxes consisted of the following:

	Three months ended
	November 30, 2022	November 30, 2021
Loss before income taxes	$(719,073)	$(2,123,369)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income rate	(151,005)	(445,908)
Reconciling items:
Non-deductible expenses	47,903	146,009
Share-based payments	36,400	175,398
Tax effect of tax exempt entity	240	327
Rate differential in different tax jurisdictions	(3,328)	(2,012)
Valuation allowance on deferred tax assets	69,790	121,704
Income tax benefit	$-	$(4,482)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of November 30, 2022, the operations in the United States of America incurred $2,318,456 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of November 30, 2022, the Company has provided for a full valuation allowance of $486,876 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFGL is registered as an international business company, as such, LFGL is governed by the International Business Companies Act of Seychelles and not subject to income taxes in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. Since January 1, 2018, the CIT rate in Taiwan is 20%. As of November 30, 2022, LOC had net operating loss carry-forwards in Taiwan of $3,726,266, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $745,253 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of November 30, 2022, BJDC had net operating loss carry-forwards in the PRC of $2,572,705, which will expire in various years through 2029. The Company has provided for a full valuation allowance of $643,176 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the period. As of November 30, 2022, the operations in Hong Kong incurred $nil of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of November 30, 2022, the Company has provided for a full valuation allowance of approximately $nil against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	November 30, 2022	August 31, 2022
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(486,876)	$(500,564)
– Taiwan	(745,253)	(699,772)
– PRC	(643,176)	(600,648)
– Hong Kong	-	-

Less: valuation allowance	1,875,305	1,800,984
	$-	$-

15. COMMON STOCK

On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The bonus compensation offer was cancelled on March 1, 2022. The fair value of the shares of restricted common stock for each of the years ending August 31, 2023 and 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $62,500 as remuneration.

On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2021. On September 1, 2022, the Company re-issued a director offer letter to Shui Fung Cheng with the same compensation for further one year. The fair value of the shares of restricted common stock granted on September 1, 2021 and 2022 was $150,000 each, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $37,500 as remuneration.

On March 1, 2021, the Company renewed the consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $100,000 which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $nil and $25,000 respectively as consulting expenses under this agreement. The shares were granted on December 16, 2021.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of restricted common stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of restricted common stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. The fair value of the shares of restricted common stock to be issued to him was $6,000,000, which was calculated based on a price per share of $0.40. As of August 31, 2022, apart from the 5,000,000 Inducement Shares, 5,000,000 shares were vested to the employee upon achievement of the first milestone set forth in the employee’ offer letters, the Company amortized $139,560, $1,622,940 and $237,500, respectively as salaries under this milestone for the years ended August 2022, 2021 and 2020. However, during the year ended August 31, 2022, the company reassessed the likelihood that the employee will achieve for the second milestone and determined that the employees will not achieve the targets of the second milestone, the Company recognized a reverse to salary $348,627 under this milestone. During the three months ended November 30, 2022 and 2021, the Company amortized $nil and $209,397, respectively, as salaries. As of November 30, 2022, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On August 1, 2020, the Company entered into a one-year consulting services agreement with a company. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services rendered by the provider’s employees, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company recognized $nil and $16,666 respectively as compensation under these arrangements. The shares were issued on January 6, 2021.

On November 1, 2020, the Company entered into one-year consulting agreements with two consultants to assist in monitoring and improving FinMaster APP. Pursuant to the agreement, the Company agreed to pay the consultants 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $nil and $416,666 respectively as consulting expenses under these agreements.

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

On September 1, 2021, the Company issued an offer letter to Hsu Kuo-Hsun, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. Per the terms of the offer letter, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $1,902) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the each of years ending August 31, 2023 and 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $30,000 each as consulting expenses under this agreement.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chiao Chien, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his services, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,385) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the each of years ending August 31, 2023 and 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $37,500 each as consulting expenses under this agreement.

On December 21, 2021, pursuant to the 2021 Equity Incentive Plan, the Company granted an aggregate of 9,550,850 non-restricted share units of the Company’s common stock to certain employees and consultants of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest immediately. The fair price of the non-restricted shares was $0.10 per share. The Company recognized the share-based compensation expenses over the vesting period on a graded-vesting method. The Company recorded non-cash share-based compensation of $nil for the three months ended November 30, 2022 and 2021, in respect of the non-restricted shares granted. The shares were issued on March 2, 2022. As of November 30, 2022, neither unrecognized stock-based compensation was associated with the above share units nor vested shares were to be issued.

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

On June 17, 2022, 500,576 shares of the Company were issued to shareholder- Teh-Ling Chen for the repayment of loan balance and accrued interest.

On October 1, 2022, the Company entered into consultant agreement with Shou-Hung Hsu for two years. Pursuant to the agreement, Mr. Hsu was compensated at $25,000 per year, prorated for any partial year, payable in cash or with 700,000 shares of restricted common stock, which would vest as of December 31, 2022 and September 30, 2023. The fair value of the shares of restricted common stock for the first year was $35,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the three months ended November 30, 2022 and 2021, the Company amortized $5,833 and $nil, respectively as consulting expenses under this agreement.

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

From September 2021 to August 2022, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 19,170,000 shares of the Company’s common stock at an average price of $0.12 per share. The Company received aggregate gross proceeds of $2,290,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. The shares were fully issued by September 2, 2022.

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

As of November 30, 2022, unrecognized share-based compensation expense was $531,667.

As of November 30, 2022, 1,833,333 shares were granted to employees and vested but not yet issued.

16. COMMITMENTS AND CONTINGENCIES

During the period ended November 30, 2022, the Company entered into month-to-month lease agreements with independent third parties to rent office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong. The rental expense for the three months ended November 30, 2022 and 2021 were $65,682 and $88,719 respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the three months ended
	November 30, 2022	November 30, 2021

Operating lease cost – classified as general and administrative expenses	$64,988	$81,470
Weighted Average Remaining Lease Term – Operating leases	1.34 years	1.59 years
Weighted Average Discounting Rate – Operating leases	5.14%	5.31%

The following is a schedule, by years, of maturities of lease liabilities as of November 30, 2022:

Operating leases
2023 (remaining period)	$166,566
2024	92,218
2025	6,257
2026	-
2027	-
Thereafter	-
Total undiscounted cash flows	265,041
Less: imputed interest	(7,443)
Present value of lease liabilities	$257,598

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, mutual agreement or expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $166,000 and $146,000 as of November 30, 2022 and August 31, 2022, respectively. The Company subsequently dismissed ten employees and severance payments of $127,965 (RMB907,000) would be incurred. The compensation would be payable in the form of cash of $36,471 (RMB258,500) and 926,429 restricted shares of the Company. The fair value of the shares of restricted common stock was $92,643, which was calculated based on a price per share of $0.10.The shares will be issued by August 31, 2023.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $39,000 and $52,000 as of November 30, 2022 and August 31, 2022, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

17. SUBSEQUENT EVENTS

On March 15, 2023, the Company issued an offer letter to Kuo-Kang Chang, pursuant to which Mr. Chang agreed to serve as senior VP of marketing and branding strategy for two years. For his services, Mr. Chang will receive an annual remuneration of $20,000 in cash or 1,000,000 shares of restricted common stock. In addition, Mr. Chang may be entitled to additional 1,000,000 restricted shares based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock for the first year was $10,000, which was calculated based on a price per share of $0.10 and amortized over the service term. 1,000,000 shares were issued to Mr. Chang on April 10, 2023.

On March 15, 2023, the board of directors decided to dissolve LOC. LOC then entered into a de-registration process and its business was taken over by LCHD. Taichung City Government approved the dissolution on April 25, 2023.

From March to April 2023, the Company entered into securities purchase agreements with two accredited investors whereby the investors purchased a total of 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The Company received aggregate gross proceed of $500,000. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued to the investors by April 10, 2023.

From May to June 2023, the Company received aggregate gross proceeds of $201,540 from several accredited investors whereby the investors intended to purchase a total of 4,030,000 shares of the Company’s common stock at a price of $0.05 per share. The shares are expected to be issued by end of July 2023.

On April 20, 2023, the Company entered into consultant agreement with Yueh-Hung Chou for one year. Pursuant to the agreement, Mr. Chou will be compensated at NT$25,000 per month. In addition, he would be remunerated by 300,000 restricted shares of the Company upon the achievement of certain performance as agreed.

The Company borrowed a principal amount of $98,760 (RMB700,000) on April 26, 2023 from a shareholder – Chang-Ming Lu. The loan was 5% p.a. interest bearing payable on monthly basis and would be matured on December 31, 2023. The loan was fully received by May 8, 2023. A further loan of $42,326 (RMB300,000) was borrowed on June 5, 2023. The loan was 5% p.a. interest bearing payable on monthly basis and would be matured on July 5, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Form 10-Q and our audited financial statements and related notes for the year ended August 31, 2022 included in our most recent annual report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

With continued losses suffered since the acquisition, we decided to cease the operation of LOC to cut the loss. LOC entered into a de-registration process and its business was taken over by LCHD. Taichung City Government approved the dissolution on April 25, 2023.

We have incurred significant operating losses. As of November 30, 2022 and August 31, 2022, our accumulated deficits were $35,640,237 and $34,921,164, respectively. We generated revenue of $254,540 and $14,805 for the three months ended November 30, 2022 and 2021, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2022, we have suffered recurring losses from operations, and recorded an accumulated deficit, a working capital deficit and a shareholders’ deficit of $35,640,237, $2,392,112 and $2,313,474, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Our business continues to be impacted by the COVID-19 pandemic. Border controls and travel restrictions, such as those imposed in Taiwan, Hong Kong, and mainland China, have had and may continue to have an adverse effect on our operations. The impact of the pandemic and the measures taken by the relevant governments to contain the disease on the global economy, the economies of the markets in which we operate, and the movement of people have adversely affected, and we expect will continue to adversely affect, the roll out of our business plans and results of operations throughout the fiscal year of 2023. If any of our employees is suspected of having infected COVID-19, we may under certain circumstances be required to quarantine such employees and the affected areas of our premises, thus we have to temporarily suspend part of or all of our operations. Furthermore, government actions to contain the outbreak may restrict the level of economic activities in affected regions, including Taiwan, and affect the willingness and ability of our employees and customers to travel, which may also adversely affect our business and prospects. As a result, we cannot assure you that any future outbreak of contagious diseases would not have a material adverse effect on our financial condition and results of operations.

Affected by the COVID-19, the Company had to re-organize to improve its market competitiveness and to warrant the survival and future development. The Company also had downsized the operations to safeguard the financial position by reduction of labor costs，reduction of office space, and simplified operational procedures.

The Company’s reduction of labor costs were done through resignation and layoffs, whereas all layoffs were processed according to local governing labor laws.

These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as going concern.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended
	November 30, 2022	November 30, 2021
Net cash used in operating activities	$(401,464)	$(1,092,170)
Net cash used in investing activities	(1,078)	(22,005)
Net cash provided by financing activities	267,291	641,740
Cash and cash equivalents, beginning of period	213,270	787,154
Effects of exchange rate changes on cash and cash equivalents	(3,203)	1,175
Cash and cash equivalents, end of period	$74,816	$315,894

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended November 30, 2022 and 2021 was $401,464 and $1,092,170, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2022 and 2021 was $1,078 and $22,005, respectively. The net cash used in investing activities was related to the acquisition of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2022 and 2021 was $267,291 and $641,740, respectively. The cash provided by financing activities were related to the issuance of shares in private placement, and advances from shareholders and a director and partially offset by the repayment to shareholders and directors.

Results of Operations

Comparison for the three months ended November 30, 2022 and 2021

	For the three months ended
	November 30, 2022	November 30, 2021
Revenue	$254,540	$14,805
Research and development expenses	(106,278)	(146,283)
Sales and marketing expenses	(13,783)	(213,772)
General and administrative expenses	(698,619)	(1,670,490)
Loss from operations	(564,140)	(2,015,740)
Interest expenses	(30,664)	(28,500)
Loss on change in fair value of convertible notes	-	(104,500)
Other (expense) income	(124,269)	25,371
Loss before income tax	(719,073)	(2,123,369)
Income tax benefit	-	4,482

Net loss	$(719,073)	$(2,118,887)

Revenue

From September 2020, we generated revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster App. We also provided software development and maintenance services.

We generated revenue of $254,540 and $14,805 for the three months ended November 30, 2022 and 2021, respectively. The increment of revenue was arisen from the new custom-made app project commenced in the quarter of current fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended November 30, 2022 and 2021 amounted to $106,278 and $146,283, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to termination of consultancy agreement with a third party provider on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses were $13,783 and $213,772 for the three months ended November 30, 2022 and 2021, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the three months ended November 30, 2022, and the sales and marketing expenses decreased.

General and Administrative Expenses

General and administrative expenses were $698,619 and $1,670,490 for the three months ended November 30, 2022 and 2021, respectively. The decrease was mainly resulted from a decrease in share-based compensation and payroll from $835,229 and $329,318, respectively for the three months ended November 30, 2021 to $173,333 and $167,895, respectively for the three months ended November 30, 2022.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $nil and $104,500 on our convertible promissory notes for the three months ended November 30, 2022 and 2021, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other (Expense) Income

Other (expense) income for the three months ended November 30, 2022 amounted to $(124,269) as compared to $25,371 in the same quarter of prior year. Other (expense) income mainly consists of the exchange difference, net which was exchange differences arose from the depreciation/appreciation of NTD and RMB against USD for inter-group remittance.

Net Loss

Our net loss was $719,073 and $2,118,887 for the three months ended November 30, 2022 and 2021, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of November 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2022 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended November 30, 2022 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended November 30, 2022 that were not previously reported on a Current Report on Form 8-K.

From September 2022 to April 2023, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 6,000,000 shares of the Company’s common stock at an average price of $0.13 per share. The Company received aggregate gross proceeds of $800,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. From May to June 2023, the Company received aggregate gross proceeds of $201,540 from several accredited investors whereby the investors intended to purchase a total of 4,030,000 shares of the Company’s restricted common stock, at a price of $0.05 per share. The offers and sales of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

6,000,000 shares were issued as of June 27, 2023.

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

Date: June 30, 2023

	By:	/s/ Yi-Hsiu Lin
Yi-Hsiu Lin
Chief Executive Officer, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

