Form 10-Q
period 2023-02-28
Leader Capital Holdings Corp.
filed 2023-06-30
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-56159

LEADER CAPITAL HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1853394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rm. 301, 3F., No. 131, Sec. 3, Minsheng E. Rd., Songshan Dist., Taipei City 105405 , Taiwan (R.O.C.)
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code: +886-2-2547-5643

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	LCHD	N/A

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

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	February 28, 2023	August 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,942	$213,270
Accounts receivable	2,705	4,413
Prepayments, deposits and other receivables	93,228	176,201
Inventory	2,677	8,074
Due from a shareholder	2,086	-
Total current assets	103,638	401,958

Non-current assets
Non-marketable equity securities	1,500	1,500
Plant and equipment, net	45,949	71,004
Intangible assets	4,058	4,304
Operating lease right-of-use assets, net	97,959	227,230
Prepayments, deposits and other receivables	6,519	12,822
Total non-current assets	155,985	316,860

TOTAL ASSETS	$259,623	$718,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$650,966	$450,555
Contract liabilities	50,000	169,951
Operating lease liability, current	69,966	150,381
Bonds payable	600,000	600,000
Other loans from shareholders, current	300,256	260,709
Other loans from a non-related party, current	5,802	-
Due to shareholders	49,140	45,343
Due to a director	1,159,788	973,564
Total current liabilities	2,885,918	2,650,503

Non-current liabilities
Operating lease liability, non-current	24,809	68,422
Other loans from shareholders, non-current	200,000	200,000
Total non-current liabilities	224,809	268,422

TOTAL LIABILITIES	$3,110,727	$2,918,925

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 200,470,825 and 191,770,825 shares issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	20,047	19,177
Additional paid-in capital	33,080,537	32,339,182
Accumulated other comprehensive income	415,479	362,698
Accumulated deficits	(36,367,167)	(34,921,164)

TOTAL STOCKHOLDERS’ DEFICIT	$(2,851,104)	$(2,200,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,623	$718,818

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the six months ended		For the three months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

REVENUE	$348,461	$22,436	$93,921	$7,631

OPERATING EXPENSES
Research and development expenses	(216,688)	(261,179)	(110,410)	(114,896)
Sales and marketing expenses	(16,946)	(247,536)	(3,163)	(33,764)
General and administrative expenses	(1,467,727)	(2,781,422)	(769,108)	(1,110,932)

LOSS FROM OPERATIONS	(1,352,900)	(3,267,701)	(788,760)	(1,251,961)

Interest expense	(61,601)	(50,696)	(30,937)	(22,196)

Loss on change in fair value of convertible notes	-	(1,181,330)	-	(1,076,830)

OTHER (EXPENSE) INCOME
Exchange difference, net	(49,915)	(6,054)	75,294	(30,974)
Other income – from non-related parties	18,413	531	17,473	80
	(31,502)	(5,523)	92,767	(30,894)

LOSS BEFORE INCOME TAX	(1,446,003)	(4,505,250)	(726,930)	(2,381,881)

Income tax benefit	-	8,964	-	4,482

NET LOSS	$(1,446,003)	$(4,496,286)	$(726,930)	$(2,377,399)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	52,781	11,083	(79,592)	35,460

TOTAL COMPREHENSIVE LOSS	$(1,393,222)	$(4,485,203)	$(806,522)	$(2,341,939)

Net loss per share - Basic and diluted	$(0.01)	$(0.03)	$(0.00)*	$(0.02)

Weighted average number of shares of common stock outstanding – Basic and diluted	201,084,637	165,431,246	202,304,158	170,033,710

*	Less than $0.01 per share

 See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of September 1, 2022	191,770,825	$19,177	$32,339,182	$362,698	$(34,921,164)	$(2,200,107)
Shares issued in private placement	2,000,000	200	299,800	-	-	300,000
Shares issued to employees and consultants for stock award	6,700,000	670	(670)	-	-	-
Share based compensation	-	-	442,225	-	-	442,225
Foreign currency translation adjustment	-	-	-	52,781	-	52,781
Net loss	-	-	-	-	(1,446,003)	(1,446,003)
Balance as of February 28, 2023	200,470,825	$20,047	$33,080,537	$415,479	$(36,367,167)	$(2,851,104)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022
				ACCUMULATED		TOTAL
	COMMON STOCK		ADDITIONAL	OTHER		STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	EQUITY (DEFICIT)

Balance as of September 1, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255
Shares issued in private placement	9,010,000	901	1,149,099	-	-	1,150,000
Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares to be issued on conversion of convertible notes	1,600,000	-	1,632,000	-	-	1,632,000
Share compensation	-	-	1,060,813	-	-	1,060,813
Foreign currency translation adjustment	-	-	-	11,083	-	11,083
Net loss	-	-	-	-	(4,496,286)	(4,496,286)
Balance as of February 28, 2022	169,559,219	$16,796	$27,312,453	$(160,031)	$(27,497,353)	$(328,135)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of December 1, 2022	200,470,825	$20,047	$32,811,645	$495,071	$(35,640,237)	$(2,313,474)
Share based compensation	-	-	268,892	-	-	268,892
Foreign currency translation adjustment	-	-	-	(79,592)	-	(79,592)
Net loss	-	-	-	-	(726,930)	(726,930)
Balance as of February 28, 2023	200,470,825	$20,047	$33,080,537	$415,479	$(36,367,167)	$(2,851,104)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	STOCKHOLDERS’ EQUITY (DEFICIT)

Balance as of December 1, 2021	162,109,219	$16,211	$24,970,454	$(195,491)	$(25,119,954)	$(328,780)
Shares issued in private placement	4,850,000	485	484,515	-	-	485,000
Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares to be issued on conversion of convertible notes	1,600,000	-	1,632,000	-	-	1,632,000
Share compensation	-	-	225,584	-	-	225,584
Foreign currency translation adjustment	-	-	-	35,460	-	35,460
Net loss	-	-	-	-	(2,377,399)	(2,377,399)
Balance as of February 28, 2022	169,559,219	$16,796	$27,312,453	$(160,031)	$(27,497,353)	$(328,135)

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the six months ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,446,003)	$(4,496,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	-	1,181,330
Loss on disposal	3,464	-
Share based compensation	442,225	1,060,813
Amortization of operating lease right-of-use assets	123,170	169,682
Depreciation and amortization	22,362	66,080
Exchange difference, net	49,915	6,054
Changes in operating assets and liabilities:
Accounts receivable	1,647	(991)
Prepayments, deposits and other receivables	87,145	55,623
Inventory	5,263	(10,164)
Amount due to a director	52,661	-
Deferred tax liabilities	-	(8,964)
Operating lease liabilities	(118,028)	(169,682)
Contract liabilities	(106,533)	(13,271)
Accrued expenses and other payables	174,540	219,246

Net cash used in operating activities	(708,172)	(1,940,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,098)	(27,787)
Acquisition of intangible assets	-	(1,437)

Net cash used in investing activities	(1,098)	(29,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	300,000	1,150,000
Loan from shareholders	-	158,000
Repayment to shareholders	(94,258)	-
Loan from a non-related party	5,742	-
Advance from shareholders	135,400	151,853
Advance to shareholders	(2,065)	-
Repayment to a director	-	(119,207)
Advance from a director	133,180	-

Net cash provided by financing activities	477,999	1,340,646

Effects of exchange rate changes on cash and cash equivalents	20,943	(475)

Net decrease in cash and cash equivalents	(210,328)	(629,583)
Cash and cash equivalents, beginning of period	213,270	787,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,942	$157,571

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$47,201	$42,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use assets	$12,240	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the six months ended February 28, 2023 and 2022

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

As of February 28, 2023, the Company has suffered recurring losses from operations, and records an accumulated deficit, a working capital deficit and a shareholders’ deficit of $36,367,167, $2,782,280 and $2,851,104, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

No development costs were expensed as general and administrative expenses for the six and three months ended February 28, 2023 and 2022.

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

The Company offers a self-managed points program, which can be used in the FinMaster App to redeem merchandise or services.   The Company determines the value of each point based on estimated incremental cost. Customers and advocates have a variety of ways to obtain the points. The loyalty program was subsequently ended on April 30, 2023 after the Company withdrew from the investment platform service. The major accounting policy for its points program is described as follows:

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

Revenue by major product line

	For the six months ended		For the three months ended
	February 28, 2023	February 28, 2022	February 28,2023	February 28, 2022
Provision of investment platform services	$17,397	$4,799	$8,249	$1,557
Provision of software development service and maintenance service	331,064	17,637	85,672	6,074
	$348,461	$22,436	$93,921	$7,631

Revenue by Recognition Over Time vs Point in Time

	For the six months ended		For the three months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenue by recognition over time	$348,461	$22,436	$93,921	$7,631
Revenue by recognition at a point in time	-	-	-	-
	$348,461	$22,436	$93,921	$7,631

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of February 28, 2023, the Company’s remaining performance obligations were $50,000, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. The Company withdrew from the investment platform service in February 2023 and the advance payment from FinMaster App would be refunded to customers upon requests received. The Company updated its assessment of amount of refunds and recognized the amounts received for which it did not expect to be entitled as a refund liability. Below is the summary presenting the movement of the Company’s contract liabilities for the six months ended February 28, 2023 and 2022:

Receipt in advance	2023	2022

Balance as of September 1	$169,951	$16,225
Advances received from customers	211,734	2,677
Revenue recognized	(318,267)	(15,948)
Refund liability recognized	(13,019)	-
Exchange difference	(399)	(101)
Balance as of February 28	$50,000	$2,853

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

For the six months ended February 28, 2023 and 2022, the total R&D expenses were $216,688 and $261,179, respectively.

For the three months ended February 28, 2023 and 2022, the total R&D expenses were $110,410 and $114,896, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the six months ended February 28, 2023 and 2022, advertising costs totaled $18,423 and $240,049, respectively. For the three months ended February 28, 2023 and 2022, advertising costs totaled $4,613 and $29,446, respectively.

From September 2019, customers or users of the FinMaster App can obtain points through any other ways such as account registration referral to the FinMaster App, frequent sign-ins to the application and sharing articles from the application to users’ own social media, etc. The Company believes these points are to encourage user engagement and generate market awareness. As a result, the Company accounts for such points as sales and marketing expenses with a corresponding liability recorded under other current liabilities of its unaudited condensed consolidated balance sheets upon the points offering. The Company estimates liabilities under the customer loyalty program based on cost of the merchandise that can be redeemed, and its estimate of probability of redemption. At the time of redemption, the Company records a reduction of inventory and other current liabilities. The loyalty program was subsequently ended on April 30, 2023 after the Company withdrew from the investment platform service.

Since historical information is limited for the Company to determine any potential points forfeiture and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated forfeiture rate of zero.

For the six months ended February 28, 2023 and 2022, redeemable point liability (credited) charged as sales and marketing expenses were $(1,477) and $7,487, respectively.

For the three months ended February 28, 2023 and 2022, redeemable point liability (credited) charged as sales and marketing expenses were $(1,450) and $4,318, respectively.

As of February 28, 2023 and August 31, 2022, liabilities recorded related to unredeemed points were $80,338 and $82,638, respectively, which were included in other payables (note 9).

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

Inventory as of February 28, 2023 and August 31, 2022 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the six and three months ended February 28, 2023 and 2022.

Employee benefits

The Taiwan subsidiary also operates a Defined Contribution Pension Plan under the Labor Pension Act (the Act) for employees in Taiwan. The Act stipulated that the contribution rate by the employer per month shall not be less than 6% of the employees’ monthly salary, and the Table of Monthly Contribution Salary Classification shall be prescribed by Central Competent Authority. The highest bracket of Monthly Contribution Salary issued by Central Competent Authority is $4,839 (NTD150,000). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $9,869 and $23,387 for the six months ended February 28, 2023 and 2022, respectively. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $4,592 and $12,478 for the three months ended February 28, 2023 and 2022, respectively.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $58,050 and $62,771 for the six months ended February 28, 2023 and 2022, respectively. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $30,145 and $31,559 for the three months ended February 28, 2023 and 2022, respectively.

The Hong Kong subsidiary operates a Mandatory Provident Fund (“MPF”) scheme for all qualifying employees in Hong Kong. The MPF is a defined contribution scheme and the assets of the scheme are managed by a trustee independent of the Group. The MPF is available to all employees aged 10 to 64 with a least 60 days of service under the employment of the Group in Hong Kong. Contributions are made by the Group to a cap of HK$1,500 (equivalent to $192 per month). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $5,115 and $5,124 for the six months ended February 28, 2023 and 2022, respectively. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $3,524 and $4,083 for the three months ended February 28, 2023 and 2022, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of February 28, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the six months ended		For the three months ended
	February 28, 2023	February 28, 2022	February 28, 2023		February 28, 2022

Net loss	$(1,446,003)	$(4,496,286)	$(726,930)		$(2,377,399)
Weighted average number of shares of common stock outstanding - Basic and diluted**	201,084,637	165,431,246	202,304,158		170,033,710
Net loss per share - Basic and diluted	$(0.01)	$(0.03)	$(0.00	)*	$(0.02)

*	Less than $0.01

**	Including 4,522,262 shares granted and vested but not yet issued for the period ended February 28, 2023; and including 1,600,000 shares converted from convertible notes but not yet issued and 4,578,868 shares that were granted and vested but not yet issued for the period ended February 28, 2022.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of February 28, 2023	As of August 31, 2022

Period-end NT$ : US$ 1 exchange rate	30.68	30.38
Period-end RMB : US$ 1 exchange rate	6.95	6.89

	For the six months ended,
	February 28, 2023	February 28, 2022

Period average NT$ : US$ 1 exchange rate	31.00	27.82
Period average RMB : US$ 1 exchange rate	7.00	6.42

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

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. Goodwill was fully impaired as of August 31, 2022. No impairment loss of Goodwill of the reporting unit of the Fintech App development was recognized for the six and three months ended February 28, 2023 and 2022.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of February 28, 2023 and August 31, 2022 are summarized below:

	As of February 28, 2023	As of August 31, 2022
Furniture and fixtures	$30,340	$30,494
Office equipment	83,466	89,858
Leasehold improvement	82,631	82,969
Total	196,437	203,321
Less: Accumulated depreciation	(150,488)	(132,317)
Plant and Equipment, net	$45,949	$71,004

Depreciation expenses, classified as operating expenses, were $22,116 and $21,072 for the six months ended February 28, 2023 and 2022, respectively; and $11,040 and $11,217 for the three months ended February 28, 2023 and 2022, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of February 28, 2023 and August 31, 2022 are summarized below:

	As of February 28, 2023	As of August 31, 2022
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	4,920	4,920
Total	853,120	853,120
Less: Accumulated amortization	(199,281)	(199,035)
Impairment	(649,781)	(649,781)
Intangible assets, net	$4,058	$4,304

Amortization expense for intangible assets was $246 and $45,008 for the six months ended February 28, 2023 and 2022, respectively; and $123 and $22,509 for the three months ended February 28, 2023 and 2022, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the six and three months ended February 28, 2023 and 2022.

As of February 28, 2023, amortization expenses related to intangible assets for future periods are estimated to be as follows:

2023 (remaining period)	$246
2024	492
2025	492
2026	492
2027	492
2028 and thereafter	1,844
Total	$4,058

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

DFP engages in online higher education services. It is committed to promoting Asian talent education services, and cooperating with practical entrepreneurs on both sides of the strait to offer courses related to business management and business marketing, assisting Taiwan’s small and medium-sized corporations, entrepreneurs, and middle and high-level managers open up new ideas and improve their business vision. As of February 28, 2023 and August 31, 2022, the Company held 7.01% and 7.06%, respectively of DFP’s outstanding common stock.

7. RELATED PARTY TRANSACTIONS AND BALANCES

Name of Entity or Individual	Relationship with the Company
DFP Holdings Limited (“DFP”)	Note a
Reblood Biotech Corp.	Note b
Reblood Biotech Limited	Note b
Asia Pacific Integrating System Limited	Note c
Yi-Hsiu Lin	Shareholder and director of the Company
Jui-Chin Chen	Shareholder of the Company
Teh-Ling Chen	Shareholder of the Company
CPN Investment Limited	Shareholder of the Company
Kuo-Hsun Hsu	Shareholder of the Company
Chun-Shuo Huang	Shareholder of the Company
Yu-Cheng Tu	Shareholder of the Company
Chin-Chiang Wang	Shareholder of the Company
Ching-Nan Wang	Shareholder of the Company
Chin-Ping Wang	Shareholder of the Company
Shih-Chu Lo	Shareholder of the Company

(a)	As of February 28, 2023, the Company and Yi-Hsiu Lin held 7.01% and 7.01% of DFP’s outstanding common stock. DFP was also the shareholder of the Company.

(b)	Reblood Biotech Corp., a Nevada company, in which Yi-Hsiu Lin was the shareholder. Reblood Biotech Limited, a Hong Kong company, which was a subsidiary of Reblood Biotech Corp.

(c)	Asia Pacific Integrating System Limited, a Taiwanese company, wholly owned by Shih-Chu Lo, a shareholder of the Company, holding 100% equity interests as of February 28, 2023.

Related party transactions:

The Company entered into the following significant related party transactions:

	For the six months ended		For the three months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Provision of software development service to DFP (a)	$300,000	$-	$70,000	$-
Provision of software maintenance service to DFP (a)	31,065	-	15,673	-

Rental expense to Yu-Cheng Tu (b)	-	3,239	-	4
Rental expense to Reblood Biotech Limited (d)	18,302	17,745	9,545	8,889

Interest expense to:
Teh-Ling Chen (Note 13)	-	6,000	-	3,000
CPN Investment Limited (c)	-	-	-	-
Chun-Shuo Huang (Note 10(a))	17,143	-	8,726	-
Ching-Nan Wang (Note 12)	36,000	30,000	18,000	15,000
Jui-Chin Chen (Note 10(b) and 13)	2,400	3,000	1,200	1,500
Chin-Chiang Wang (Note 10(c) and 13)	6,000	6,000	3,000	3,000
Chin-Ping Wang (Note 13)	-	2,835	-	(165)
Ching-Nan Wang (Note 13)	-	2,835	-	(165)

(a)	The Company entered into a Customized App Development Agreement providing the online and offline learning opportunities across different subjects on January 27, 2022 with DFP. The Company delivered an app and provided the follow-up maintenance service since August 2022. For the six and three months ended February 28, 2023, software maintenance income of $31,065 and $15,673, respectively was generated from this customer. Both parties entered another software development agreement on March 31, 2022 and the Company delivered the app on January 16, 2023. For the six and three months ended February 28, 2023, revenue of $300,000 and $70,000, respectively was generated.

(b)	On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder- Yu-Cheng Tu. The lease was renewed on April 1, 2021 for additional one-year term and early terminated on October 31, 2021. The monthly lease was for the amount of NTD 45,000 ($1,617), with a term of one year. During the six months ended February 28, 2023 and 2022, the Company recognized rental expenses of $nil and $3,239, respectively that are included in general and administrative expenses. During the three months ended February 28, 2023 and 2022, the Company recognized rental expenses of $nil and $4, respectively that are included in general and administrative expenses.

(c)	The Company borrowed a principal amount of $62,000 on September 27, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on November 1, 2022. Further $73,400 was borrowed during the three months ended February 28, 2023. The loan was 6% interest bearing payable on maturity and would be matured in one year. Interest of $nil was incurred for the six and three months ended February 28, 2023.

(d)	On June 1, 2021, JFB leased an office in Taipei, Taiwan from a company which was the subsidiary of Reblood Biotech Corp.. The monthly lease was for the amount of NTD 82,062 ($2,647), with a term of 16 months. On October 1, 2022, the lease was renewed for additional one year. The monthly rental was NTD 97,062 ($3,131). During the six months ended February 28, 2023 and 2022, the Company recognized rental expenses of $18,302 and $17,745, respectively that are included in general and administrative expenses. During the three months ended February 28, 2023 and 2022, the Company recognized rental expenses of $9,545 and $8,889, respectively that are included in general and administrative expenses.

(e)	NTD64,000 ($2,086) was paid for Hsu Kuo-Hsun’s quarter on November 3, 2022.

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of February 28, 2023 and August 31, 2022:

	As of February 28, 2023	As of August 31, 2022
Accounts receivable from related parties

Receivables from DFP	$2,705	$2,732

Up to the date of this report, DFP had repaid $nil to the Company.

	As of February 28, 2023	As of August 31, 2022
Contract liabilities due to related parties

due to DFP	$-	$150,000
due to Asia Pacific Integrating System Limited	$50,000	$-

Up to the date of this report, $nil of the above contract liabilities had been utilized.

	As of February 28, 2023	As of August 31, 2022
Accrued interests payable to related parties

Ching-Nan Wang (note 12)	$20,935	$2,935
Chun-Shuo Huang (note 10 (a))	2,851	2,851
Jui-Chin Chen (note 10(b))	5,629	3,229
Chin-Chiang Wang (note 10(c))	3,165	9,165
	$32,580	$18,180

8. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of February 28, 2023	As of August 31, 2022

Rental and management fee deposits	$50,952	$100,498
Other prepaid expenses	46,663	52,723
Other taxes recoverable	2,132	35,802
	99,747	189,023
Less: non-current portion
Rental and management fee deposits	6,519	12,822
Prepayments, deposits and other receivables, non-current	6,519	12,822
Prepayments, deposits and other receivables, current	$93,228	$176,201

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of February 28, 2023	As of August 31, 2022
Accrued interests (Note 7, 10 and 12)	$32,580	18,180
Accrued payroll	244,805	150,932
Other accrued expenses	279,627	197,428
Other taxes payable	462	1,377
Refund liabilities	13,154	-
Point liabilities	80,338	82,638
	$650,966	450,555

10. DUE FROM (TO) SHAREHOLDERS AND DIRECTORS

	As of February 28, 2023	As of August 31, 2022
Other loans from shareholders:
Jui-Chin Chen (b)	$(80,000)	$(80,000)
Chun-Shuo Huang (a)	(144,248)	(145,159)
Mei-Ying Huang (d)	(2,608)	(35,550)
Chin-Chiang Wang (c)	(200,000)	(200,000)
CPN Investment Limited (g)	(73,400)	-
Total (Note 11)	(500,256)	(460,709)
Less: Other loans from shareholders, non-current	200,000	200,000
	$(300,256)	$(260,709)

Due to a director - current:
Yi-Hsiu Lin (e)	$(1,159,788)	$(973,564)

Due to shareholders - current:
Yu-Cheng Tu (e)	$(41,377)	$(42,472)
Hung-Pin Cheng (e)	(5,363)	(471)
Mei-Ying Huang (e)	(800)	(800)
Shih-Chu Lo (e)	(800)	(800)
Jun-Yuan Chen (e)	(800)	(800)
Total	$(49,140)	$(45,343)

Due from a shareholder - current:
Kuo-Hsun Hsu (f)	$2,086	$-

(a)	On February 28, 2022, the Company obtained a loan of RMB1,000,000 ($144,248) from Chun-Shuo Huang, which accrues interest at the rate of 8% per annum. The loan was due on May 27, 2022 and further extended to December 31, 2022 and accrued interest at the rate of 2% per month. The repayment was extended to June 30, 2023 as agreed by both parties. Interest of $17,143 and $nil respectively was incurred for the six months ended February 28, 2023 and 2022. Interest of $8,726 and $nil respectively was incurred for the three months ended February 28, 2023 and 2022. Interest of $2,851 was accrued as of February 28, 2023 and August 31, 2022.

(b)	The loan was modified from convertible note on March 23, 2022 and would be repayable in five installments before February 28, 2023 with 6% interest-bearing per annum. $20,000 was repaid by the Company as of February 28, 2023. On November 29, 2022, both parties entered into an amendment agreement to extend the payment time of the remaining loans and interests by November 30, 2023. For the six months ended February 28, 2023, interest of $2,400 and $3,000 were incurred respectively. For the three months ended February 28, 2023, interest of $1,200 and $1,500 were incurred respectively. Interest of $5,629 and $3,229 was accrued as of February 28, 2023 and August 31, 2022, respectively.

(c)	The loan was modified from convertible note on May 3, 2022 and would mature on November 25, 2024 with 6% interest-bearing per annum. For the six months ended February 28, 2023 and 2022, interest of $6,000 were incurred. For the three months ended February 28, 2023 and 2022, interest of $3,000 were incurred. Interest of $3,165 and $9,165 was accrued as of February 28, 2023 and August 31, 2022, respectively.

(d)	The Company borrowed non-interest bearing loans in the aggregate amount of NTD4,000,000 ($130,378) from Huang Mei-Ying. The loan of NTD2,500,000 ($81,486) borrowed on November 24, 2021 was due on May 24, 2022 but further extended to December 31, 2022. The loan was fully repaid on October 25, 2022. The loan of NTD1,000,000 ($32,594) borrowed on January 12, 2022 was fully repaid on July 22, 2022. NTD420,000 ($13,690) was repaid for the remaining loan of NTD500,000 ($16,297) obtained on February 9, 2022 which would be repayable based on the Company’s financial ability.

(e)	Amounts due to shareholders and a director are unsecured, interest-free with no fixed payment term.

(f)	NTD64,000 ($2,086) was paid for Hsu Kuo-Hsun’s quarter on November 3, 2022. The advance is non-interest bearing and would repayable on demand.

(g)	The Company borrowed a principal amount of $62,000 on September 27, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on November 1, 2022. Further $73,400 was borrowed during the three months ended February 28, 2023. The loan was 6% interest bearing payable on maturity and would be matured in one year. No interest was accrued as of February 28, 2023.

11. OTHER LOANS

	As of February 28, 2023	As of August 31, 2022
Other loans:
- from shareholders (note 10)	$500,256	$460,709
- from a non-related party	5,802	-
	506,058	460,709
Less: Other loan, non-current:	(200,000)	(200,000)
	$506,058	$260,709

On September 15, 2022, the Company borrowed non-interest bearing loan of NTD30,000 ($978) from a non-related company which was owned by an employee of the Company. The loan would be repayable on September 15, 2023. Further non-interest loan of NTD148,000 ($4,824) was borrowed in January 2023 and would be repayable in one year.

12. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with Ching-Nan Wang (who became the Company’s shareholder in May 2021) on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. On August 10, 2022, the bond was further extended to August 14, 2023 and 12% p.a. interest was payable quarterly. The bond was collateralized by 2,000,000 shares of DFP Holdings Limited and 1,000,000 shares of Reblood Biotech Corp. held by Yi-Hsiu Lin. Interest of $36,000 and $30,000 was incurred in six months ended February 28, 2023 and 2022, respectively. Interest of $18,000 and $15,000 was incurred in three months ended February 28, 2023 and 2022, respectively. Interest of $20,935 and $2,935 was accrued as of February 28, 2023 and August 31, 2022, respectively.

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

During the six months ended February 28, 2023 and 2022, interest of $nil and $20,670 were incurred on the Notes, respectively.

During the three months ended February 28, 2023 and 2022, interest of $nil and $7,170 were incurred on the Notes, respectively.

 14. INCOME TAXES

For the period ended February 28, 2023 and 2022, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Six months ended		Three months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Tax jurisdictions from:
- Local	$(457,623)	$(2,375,752)	$(349,474)	$(1,450,149)
- Foreign, representing
Seychelles	-	-	-	-
British Virgin Islands	(1,399)	(1,855)	(255)	(298)
Taiwan	(437,102)	(1,251,440)	(134,125)	(567,529)
PRC	(337,557)	(254,628)	(131,628)	(135,191)
Hong Kong	(208,857)	(621,575)	(107,983)	(228,714)
Loss before income tax	(1,446,003)	(4,505,250)	(726,930)	(2,381,881)

The components of the benefit for income taxes expenses are:

	Six months ended		Three months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Current	$-	$-	$-	$-
Deferred	-	(8,964)	-	(4,482)
Total income tax benefit	$-	$(8,964)	$-	$(4,482)

The benefit for income taxes consisted of the following:

	Six months ended		Three months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Loss before income taxes	$(1,446,003)	(4,505,250)	(726,930)	$(2,381,881)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	(302,933)	(946,103)	(151,928)	(400,195)
Reconciling items:
Non-deductible expenses	53,183	311,315	5,280	256,929
Share-based payments	92,867	222,771	56,467	47,373
Tax effect of tax exempt entity	294	390	54	63
Rate differential in different tax jurisdictions	(9,006)	15,988	(5,678)	7,410
Valuation allowance on deferred tax assets	165,595	386,675	95,805	183,938
Income tax benefit	$-	$(8,964)	$-	$(4,482)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of February 28, 2023, the operations in the United States of America incurred $2,399,038 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of February 28, 2023, the Company has provided for a full valuation allowance of $503,798 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFGL is registered as an international business company, as such, LFGL is governed by the International Business Companies Act of Seychelles and not subject to income taxes in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. Since January 1, 2018, the CIT rate in Taiwan is 20%. As of February 28, 2023, LOC had net operating loss carry-forwards in Taiwan of $3,883,706, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $697,724 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of February 28, 2023, BJDC had net operating loss carry-forwards in the PRC of $2,790,898, which will expire in various years through 2029. The Company has provided for a full valuation allowance of $697,724 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the period. As of February 28, 2023, the operations in Hong Kong incurred $nil of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of February 28, 2023, the Company has provided for a full valuation allowance of approximately $nil against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	February 28, 2023		August 31, 2022
Deferred tax assets:
Net operating loss carryforwards
– United States of America		$(503,798)		$(500,564)
– Taiwan		(776,741)		(699,772)
– PRC		(697,724)		(600,648)
– Hong Kong		-		-
Less: valuation allowance		1,978,263		1,800,984
	$-		$-

15. COMMON STOCK

On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The bonus compensation offer was cancelled on March 1, 2022. The fair value of the shares of restricted common stock for each of the years ending August 31, 2023 and 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2023 and 2022, the Company amortized $125,000 as remuneration. During the three months ended February 28, 2023 and 2022, the Company amortized $62,500 as remuneration.

On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2021. On September 1, 2022, the Company re-issued a director offer letter to Shui Fung Cheng with the same compensation for further one year. The fair value of the shares of restricted common stock granted on September 1, 2021 and 2022 was $150,000 each, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2023 and 2022, the Company amortized $75,000 as remuneration. During the three months ended February 28, 2023 and 2022, the Company amortized $37,500 as remuneration.

On March 1, 2021, the Company renewed the consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $100,000 which was calculated based on a price per share of $0.10 and amortized over the service term. During the six and three months ended February 28, 2022, the Company amortized $50,000 and $25,000 respectively as consulting expenses under this agreement. The shares were granted and issued on December 16, 2021.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of restricted common stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of restricted common stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. The fair value of the shares of restricted common stock to be issued to him was $6,000,000, which was calculated based on a price per share of $0.40. As of August 31, 2022, apart from the 5,000,000 Inducement Shares, 5,000,000 shares were vested to the employee upon achievement of the first milestone set forth in the employee’ offer letters, the Company amortized $139,560, $1,622,940 and $237,500, respectively as salaries under this milestone for the years ended August 2022, 2021 and 2020. However, during the year ended August 31, 2022, the company reassessed the likelihood that the employee will achieve for the second milestone and determined that the employees will not achieve the targets of the second milestone, the Company recognized a reverse to salary $348,627 under this milestone. During the six and three months ended February 28, 2022, the Company amortized $242,481 and $33,084, respectively, as salaries. As of February 28, 2022, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On August 1, 2020, the Company entered into a one-year consulting services agreement with a company. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services rendered by the provider’s employees, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the six and three months ended February 28, 2022, the Company recognized $16,666 and $nil respectively as compensation under these arrangements. The shares were issued on January 6, 2021.

On November 1, 2020, the Company entered into one-year consulting agreements with two consultants to assist in monitoring and improving FinMaster APP. Pursuant to the agreement, the Company agreed to pay the consultants 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the six and three months ended February 28, 2022, the Company amortized $416,666 and $nil respectively as consulting expenses under these agreements. The shares were issued on December 22, 2020.

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

On September 1, 2021, the Company issued an offer letter to Hsu Kuo-Hsun, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. Per the terms of the offer letter, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $1,902) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the each of years ending August 31, 2023 and 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2023 and 2022, the Company amortized $60,000 each as consulting expenses under this agreement. During the three months ended February 28, 2023 and 2022, the Company amortized $30,000 each as consulting expenses under this agreement. 1,200,000 shares were issued on October 5, 2022.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chiao Chien, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his services, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,385) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the each of years ending August 31, 2023 and 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2023 and 2022, the Company amortized $75,000 each as consulting expenses under this agreement. During the three months ended February 28, 2023 and 2022, the Company amortized $37,500 each as consulting expenses under this agreement. 1,500,000 shares were issued on October 5, 2022.

On December 21, 2021, pursuant to the 2021 Equity Incentive Plan, the Company granted an aggregate of 9,550,850 non-restricted share units of the Company’s common stock to certain employees and consultants of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest immediately. The fair price of the non-restricted shares was $0.10 per share. The Company recognized the share-based compensation expenses over the vesting period on a graded-vesting method. The Company recorded non-cash share-based compensation of $nil for the six and three months ended February 28, 2022, in respect of the non-restricted shares granted. The shares were issued on March 2, 2022. As of February 28, 2023, neither unrecognized stock-based compensation was associated with the above share units nor vested shares were to be issued.

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

On October 1, 2022, the Company entered into consultant agreement with Shou-Hung Hsu for two years. Pursuant to the agreement, Mr. Hsu was compensated at $25,000 per year, prorated for any partial year, payable in cash or with 700,000 shares of restricted common stock, which would vest as of December 31, 2022 and September 30, 2023. The fair value of the shares of restricted common stock for the first year was $35,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the six months ended February 28, 2023 and 2022, the Company amortized $14,583 and $nil, respectively as consulting expenses under this agreement. During the three months ended February 28, 2023 and 2022, the Company amortized $8,750 and $nil, respectively as consulting expenses under this agreement.

On February 28, 2023, the Company dismissed ten employees located in Beijing and was liable to pay severance payment of $129,572 (RMB907,000), payable in cash of $36,930 (RMB258,500) and with 926,429 shares of restricted common stock, which would vest on August 31, 2023. The fair value of the shares of restricted common stock was $92,642, which was calculated based on a price per share of $0.10. During the six months ended February 28, 2023 and 2022, the Company recognized $92,642 and $nil, respectively as severance payment. During the three months ended February 28, 2023 and 2022, the Company recognized $92,642 and $nil, respectively as severance payment.

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

As of February 28, 2023, unrecognized share-based compensation expense was $355,417.

As of February 28, 2023, 4,522,262 shares were granted to employees and vested but not yet issued.

16. COMMITMENTS AND CONTINGENCIES

During the period ended February 28, 2023, the Company entered into month-to-month lease agreements with independent third parties to rent office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong. The rental expense for the six months ended February 28, 2023 and 2022 were $130,646 and $148,477 respectively; and $64,964 and $59,758 for the three months ended February 28, 2023 and 2022 respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the six months ended
	February 28, 2023	February 28, 2022

Operating lease cost – classified as general and administrative expenses	$123,169	$176,635
Weighted Average Remaining Lease Term – Operating leases	1.20 years	1.43 years
Weighted Average Discounting Rate – Operating leases	5.42%	5.42%

The following is a schedule, by years, of maturities of lease liabilities as of February 28, 2023:

Operating leases
2023 (remaining period)	$49,100
2024	42,472
2025	6,300
2026	-
2027	-
Thereafter	-
Total undiscounted cash flows	97,872
Less: imputed interest	(3,097)
Present value of lease liabilities	$94,775

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, mutual agreement or expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $72,000 and $146,000 as of February 28, 2023 and August 31, 2022, respectively. On February 28, 2023, the Company dismissed ten employees and severance payments of $129,572 (RMB907,000) were incurred. The compensation was payable in the form of cash of $36,930 (RMB258,500) and 926,429 restricted shares of the Company. The fair value of the shares of restricted common stock was $92,642, which was calculated based on a price per share of $0.10.The shares will be issued by August 31, 2023.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $40,000 and $52,000 as of February 28, 2023 and August 31, 2022, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

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

On March 15, 2023, the board of directors decided to dissolve LOC. LOC then entered into a de-registration process and its business was taken over by LCHD. Taichung City Government approved the dissolution on April 25, 2023.  $204,759 (approximately NTD6.3 million) of overdue debt was claimed by the creditors and it was included in the other accrued expenses (note 9).

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

From May to June 2023, the Company received aggregate gross proceeds of $201,540 from several accredited investors whereby the investors intended to purchase a total of 4,030,000 shares of the Company’s restricted common stock at an average price of $0.05 per share. The shares are expected to be issued by end of July 2023.

On April 20, 2023, the Company entered into consultant agreement with Yueh-Hung Chou for one year. Pursuant to the agreement, Mr. Chou will be compensated at NT$25,000 per month. In addition, he would be remunerated by 300,000 restricted shares of the Company upon the achievement of certain performance as agreed.

The Company borrowed a principal amount of $100,974 (RMB700,000) on April 26, 2023 from a shareholder – Chang-Ming Lu. The loan was 5% p.a. interest bearing payable on monthly basis and would be matured on December 31, 2023. The loan was fully received by May 8, 2023. A further loan of $43,274 (RMB300,000) was borrowed on June 5, 2023. The loan was 5% p.a. interest bearing payable on monthly basis and would be matured on July 5, 2023.

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

We have incurred significant operating losses. As of February 28, 2023 and August 31, 2022, our accumulated deficits were $36,367,167 and $34,921,164, respectively. We generated revenue of $348,461 and $22,436 for the six months ended February 28, 2023 and 2022, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 28, 2023, we have suffered recurring losses from operations, and recorded an accumulated deficit, a working capital deficit and a shareholders’ deficit of $36,367,167, $2,782,280 and $2,851,104, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	February 28, 2023	February 28, 2022
Net cash used in operating activities	$(708,172)	$(1,940,530)
Net cash used in investing activities	(1,098)	(29,224)
Net cash provided by financing activities	477,999	1,340,646
Cash and cash equivalents, beginning of period	213,270	787,154
Effects of exchange rate changes on cash and cash equivalents	20,943	(475)
Cash and cash equivalents, end of period	$2,942	$157,571

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended February 28, 2023 and 2022 was $708,172 and $1,940,530, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended February 28, 2023 and 2022 was $1,098 and $29,224, respectively. The net cash used in investing activities was related to the acquisition of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended February 28, 2023 and 2022 was $477,999 and $1,340,646, respectively. The cash provided by financing activities were related to the issuance of shares in private placement, and advances from shareholders and a director and partially offset by the repayment to shareholders and directors.

Results of Operations

Comparison for the six months ended February 28, 2023 and 2022

	For the six months ended
	February 28, 2023	February 28, 2022
Revenue	$348,461	$22,436
Research and development expenses	(216,688)	(261,179)
Sales and marketing expenses	(16,946)	(247,536)
General and administrative expenses	(1,467,727)	(2,781,422)
Loss from operations	(1,352,900)	(3,267,701)
Interest expenses	(61,601)	(50,696)
Loss on change in fair value of convertible notes	-	(1,181,330)
Other expense	(31,502)	(5,523)
Loss before income tax	(1,446,003)	(4,505,250)
Income tax benefit	-	8,964

Net loss	$(1,446,003)	$(4,496,286)

Revenue

From September 2020, we generated revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster App. We also provided software development and maintenance services.

We generated revenue of $348,461 and $22,436 for the six months ended February 28, 2023 and 2022, respectively. The increment of revenue was arisen from the new custom-made app project commenced in the current fiscal year.

Research and Development Expenses

Research and development expenses for the six months ended February 28, 2023 and 2022 amounted to $216,688 and $261,179, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to the termination of consultancy agreement on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses were $16,946 and $247,536 for the six months ended February 28, 2023 and 2022, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the six months ended February 28, 2023, and the sales and marketing expenses decreased.

General and Administrative Expenses

General and administrative expenses were $1,467,727 and $2,781,422 for the six months ended February 28, 2023 and 2022, respectively. The decrease was mainly resulted from a decrease in computer and networking, share-based compensation and payroll from $279,317, $1,060,813 and $700,813, respectively for the six months ended February 28, 2022 to $167,261, $442,226 and $350,367, respectively for the six months ended February 28, 2023.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $nil and $1,076,830 on our convertible promissory notes for the six months ended February 28, 2023 and 2022, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Expense

Other expense for the six months ended February 28, 2023 amounted to $31,502 as compared to $5,523 in the same period of prior year. Other expense mainly consists of the exchange difference, net which was exchange differences arose from the depreciation/appreciation of NTD and RMB against USD for inter-group remittance.

Net Loss

Our net loss was $1,446,003 and $4,496,286 for the six months ended February 28, 2023 and 2022, respectively. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended February 28, 2023 and 2022

	For the three months ended
	February 28, 2023	February 28, 2022
Revenue	$93,921	$7,631
Research and development expenses	(110,410)	(114,896)
Sales and marketing expenses	(3,163)	(33,764)
General and administrative expenses	(769,108)	(1,110,932)
Loss from operations	(788,760)	(1,251,961)
Interest expenses	(30,937)	(22,196)
Loss on change in fair value of convertible notes	-	(1,076,830)
Other income (expense)	92,767	(30,894)
Loss before income tax	(726,930)	(2,381,881)
Income tax benefit	-	4,482

Net loss	$(726,930)	$(2,377,399)

Revenue

From September 2020, we generated revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster App. We also provided software development and maintenance services.

We generated revenue of $93,921 and $7,631 for the three months ended February 28, 2023 and 2022, respectively. The increment of revenue was arisen from the new custom-made app project commenced in the current fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended February 28, 2023 and 2022 amounted to $110,410 and $114,896, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to the termination of consultancy agreement on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses were $3,163 and $33,764 for the three months ended February 28, 2023 and 2022, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the three months ended February 28, 2023, and the sales and marketing expenses decreased.

General and Administrative Expenses

General and administrative expenses were $769,108 and $1,110,932 for the three months ended February 28, 2023 and 2022, respectively. The decrease was mainly resulted from a decrease in computer and networking and payroll from $134,098 and $371,495, respectively for the three months ended February 28, 2022 to $73,819 and $182,472, respectively for the three months ended February 28, 2023.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $nil and $1,110,932 on our convertible promissory notes for the three months ended February 28, 2023 and 2022, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Income (Expense)

Other income (expense) for the three months ended February 28, 2023 amounted to $92,767 as compared to $(30,894) in the same quarter of prior year. Other income (expense) mainly consists of the exchange difference, net which was exchange differences arose from the depreciation/appreciation of NTD and RMB against USD for inter-group remittance.

Net Loss

Our net loss was $726,930 and $2,377,399 for the three months ended February 28, 2023 and 2022, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of February 28, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2023 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended February 28, 2023 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended February 28, 2023 that were not previously reported on a Current Report on Form 8-K.

From September 2022 to April 2023, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 6,000,000 shares of the Company’s common stock at an average price of $0.13 per share. The Company received aggregate gross proceeds of $800,000. Pursuant to the terms of the securities purchase agreements, the investors have piggyback registration rights with respect to the shares. From May to June 2023, the Company received aggregate gross proceeds of $201,540 from several accredited investors whereby the investors intended to purchase a total of 4,030,000 shares of the Company’s restricted common stock, at an average price of $0.05 per share. The offers and sales of securities were made outside of the United States and the issuances were exempt from registration pursuant to Rule 901 under Regulation S of the Securities Act of 1933.

6,000,000 shares were issued as of June 27, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by Reference to Exhibit 3.1 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 of the Company, filed with the U.S. Securities and Exchange Commission on November 14, 2017).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

