Form 10-Q
period 2023-05-31
Leader Capital Holdings Corp.
filed 2023-08-25
CIK 1715433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2023
Common Stock, $0.0001 par value	206,470,825

LEADER CAPITAL HOLDINGS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 2023

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars except for share data)

	As of
	May 31, 2023	August 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,802	$213,270
Accounts receivable	2,700	4,413
Prepayments, deposits and other receivables	65,376	176,201
Inventory	-	8,074
Total current assets	230,878	401,958

Non-current assets
Non-marketable equity securities	1,500	1,500
Plant and equipment, net	15,060	71,004
Intangible assets	3,935	4,304
Operating lease right-of-use assets, net	32,734	227,230
Prepayments, deposits and other receivables	731	12,822
Total non-current assets	53,960	316,860

TOTAL ASSETS	$284,838	$718,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	$529,879	$450,555
Contract liabilities	50,000	169,951
Operating lease liability, current	28,093	150,381
Bonds payable	600,000	600,000
Other loans from shareholders, current	375,102	260,709
Other loans from a non-related party, current	1,171	-
Due to shareholders	51,487	45,343
Due to a director	1,120,305	973,564
Total current liabilities	2,756,037	2,650,503

Non-current liabilities
Operating lease liability, non-current	-	68,422
Other loans from shareholders, non-current	200,000	200,000
Total non-current liabilities	200,000	268,422

TOTAL LIABILITIES	$2,956,037	$2,918,925

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized; 206,470,825 and 191,770,825 shares issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	20,647	19,177
Additional paid-in capital	33,917,106	32,339,182
Accumulated other comprehensive income	492,910	362,698
Accumulated deficits	(37,101,862)	(34,921,164)

TOTAL STOCKHOLDERS’ DEFICIT	$(2,671,199)	$(2,200,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,838	$718,818

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In U.S. dollars except for share data)

	For the nine months ended		For the three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

REVENUE	$364,182	$156,527	$15,721	$134,091

OPERATING EXPENSES
Research and development expenses	(243,469)	(366,040)	(26,781)	(104,861)
Sales and marketing expenses	50,906	(272,801)	67,852	(25,265)
General and administrative expenses	(2,155,333)	(4,590,793)	(687,606)	(1,809,371)

LOSS FROM OPERATIONS	(1,983,714)	(5,073,107)	(630,814)	(1,805,406)

Interest expense	(94,788)	(62,338)	(33,187)	(11,642)

Loss on change in fair value of convertible notes	-	(3,983,877)	-	(2,802,547)

OTHER (EXPENSE) INCOME
Exchange difference, net	(120,677)	(244,163)	(70,762)	(238,109)
Other income – from non-related parties	18,481	79,637	68	79,106
	(102,196)	(164,526)	(70,694)	(159,003)

LOSS BEFORE INCOME TAX	(2,180,698)	(9,283,848)	(734,695)	(4,778,598)

Income tax benefit	-	13,447	-	4,483

NET LOSS	$(2,180,698)	$(9,270,401)	$(734,695)	$(4,774,115)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	130,212	252,621	77,431	241,538

TOTAL COMPREHENSIVE LOSS	$(2,050,486)	$(9,017,780)	$(657,264)	$(4,532,577)

Net loss per share - Basic and diluted	$(0.01)	$(0.05)	$(0.00)*	$(0.02)

Weighted average number of shares of common stock outstanding – Basic and diluted	203,769,902	171,713,173	209,052,870	184,072,180

*	Less than $0.01 per share

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In U.S. dollars except for share data)

FOR THE NINE MONTHS ENDED MAY 31, 2023
				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of September 1, 2022	191,770,825	$19,177	$32,339,182	$362,698	$(34,921,164)	$(2,200,107)
Shares issued in private placement	7,000,000	700	799,300	-	-	800,000
Shares to be issued In Private placement	-	-	124,250	-	-	124,250
Shares issued to employees and consultants for stock award	7,700,000	770	(770)	-	-	-
Share based compensation	-	-	655,144	-	-	655,144
Foreign currency translation adjustment	-	-	-	130,212	-	130,212
Net loss	-	-	-	-	(2,180,698)	(2,180,698)
Balance as of May 31, 2023	206,470,825	$20,647	$33,917,106	$492,910	$(37,101,862)	$(2,671,199)

FOR THE NINE MONTHS ENDED MAY 31, 2022
				ACCUMULATED		TOTAL
	COMMON STOCK		ADDITIONAL	OTHER		STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	EQUITY (DEFICIT)

Balance as of September 1, 2021	157,949,219	$15,795	$23,470,641	$(171,114)	$(23,001,067)	$314,255
Shares issued in private placement	14,170,000	1,417	1,688,583	-	-	1,690,000
Shares issued to service providers	1,000,000	100	(100)	-	-	-
Shares issued to employees and consultants for stock award	9,550,850	955	(955)	-	-	-
Shares to be issued on conversion of convertible notes	3,600,000	360	4,631,640	-	-	4,632,000
Share compensation	-	-	2,259,025	-	-	2,259,025
Foreign currency translation adjustment	-	-	-	252,621	-	252,621
Net loss	-	-	-	-	(9,270,401)	(9,270,401)
Balance as of May 31, 2022	186,270,069	$18,627	$32,048,834	$81,507	$(32,271,468)	$(122,500)

FOR THE THREE MONTHS ENDED MAY 31, 2023
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICITS	STOCKHOLDERS’ DEFICIT

Balance as of March 1, 2023	200,470,825	$20,047	$33,080,537	$415,479	$(36,367,167)	$(2,851,104)
Shares issued in private placement	5,000,000	500	499,500	-	-	500,000
Shares to be issued In Private placement	-	-	124,250	-	-	124,250
Shares issued to employees and consultants for stock award	1,000,000	100	(100)	-	-	-
Share based compensation	-	-	212,919	-	-	212,919
Foreign currency translation adjustment	-	-	-	77,431	-	77,431
Net loss	-	-	-	-	(734,695)	(734,695)
Balance as of May 31, 2023	206,470,825	$20,647	$33,917,106	$492,910	$(37,101,862)	$(2,671,199)

FOR THE THREE MONTHS ENDED MAY 31, 2022
	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL STOCKHOLDERS’
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICITS	EQUITY (DEFICIT)

Balance as of March 1, 2022	169,559,219	$16,796	$27,312,453	$(160,031)	$(27,497,353)	$(328,135)

Shares issued in private placement	5,160,000	516	539,484	-	-	540,000
Shares issued to employees and consultants for stock award	9,550,850	955	(955)	-	-	-
Shares to be issued on conversion of convertible notes	2,000,000	360	2,999,640	-	-	3,000,000
Share compensation	-	-	1,198,212	-	-	1,198,212
Foreign currency translation adjustment	-	-	-	241,538	-	241,538
Net loss	-	-	-	-	(4,774,115)	(4,774,115)
Balance as of May 31, 2022	186,270,069	$18,627	$32,048,834	$81,507	$(32,271,468)	$(122,500)

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	For the nine months ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,180,698)	$(9,270,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of convertible notes	-	3,983,877
Loss on disposal	25,091	-
Share based compensation	655,144	2,259,025
Amortization of operating lease right-of-use assets	143,915	248,148
Depreciation and amortization	31,368	100,280
Exchange difference, net	120,677	244,163
Changes in operating assets and liabilities:
Accounts receivable	1,655	(2,415)
Prepayments, deposits and other receivables	122,861	71,108
Inventory	7,948	(8,799)
Amount due to a director	43,646	-
Deferred tax liabilities	-	(13,447)
Operating lease liabilities	(140,239)	(248,148)
Contract liabilities	(106,563)	173,116
Accrued expenses and other payables	74,759	96,444

Net cash used in operating activities	(1,200,436)	(2,367,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,102)	(38,419)
Acquisition of intangible assets	-	(1,437)

Net cash used in investing activities	(1,102)	(39,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued in private placement	800,000	1,690,000
Proceeds from shares to be issued in private placement	124,250	-
Loan from shareholders	236,912	398,762
Repayment to shareholders	(115,522)	(54,883)
Loan from a non-related party	5,768	8,859
Repayment to a non-related party	(4,601)	-
Advance from shareholders	16,247	9,763
Advance to shareholders	(8,824)	-
Advance to a director	(32,428)	(122,055)
Advance from a director	134,570	-

Net cash provided by financing activities	1,156,372	1,930,446

Effects of exchange rate changes on cash and cash equivalents	(5,302)	(11,900)

Net decrease in cash and cash equivalents	(50,468)	(488,359)
Cash and cash equivalents, beginning of period	213,270	787,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,802	$298,795

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$55,958	$78,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of shares from conversion of convertible notes	$-	$4,632,000
Modification of convertible notes to loans	$-	$300,000
Lease liabilities arising from obtaining right-of-use assets	$132,535	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER CAPITAL HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended May 31, 2023 and 2022

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

On March 15, 2023, the board of directors decided to dissolve LOC. LOC then entered into a de-registration process and its business was taken over by LCHD. Taichung City Government approved the dissolution on April 25, 2023. LOC also appointed a liquidator on February 20, 2023. The liquidator reported to the Court in May and shall complete the liquidation within 6 months. Within 15 days after the liquidation is completed, the various forms (including solvency certificate) are prepared and sent to the supervisor for review, and subject to the approval by shareholders, and reported to the court.

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

As of May 31, 2023, the Company has suffered recurring losses from operations, and records an accumulated deficit, a working capital deficit and a shareholders’ deficit of $37,101,862, $2,525,159 and $2,671,199, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

Business combination

The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of comprehensive income. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of comprehensive income.

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

No development costs were expensed as general and administrative expenses for the nine and three months ended May 31, 2023 and 2022.

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

Revenue by major product line

	For the nine months ended		For the three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Provision of investment platform services	$17,476	$8,927	$79	$4,128
Provision of software development service and maintenance service	346,706	147,600	15,642	129,963
	$364,182	$156,527	$15,721	$134,091

Revenue by Recognition Over Time vs Point in Time

	For the nine months ended		For the three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue by recognition over time	$364,182	$156,527	$15,721	$134,091
Revenue by recognition at a point in time	-	-	-	-
	$364,182	$156,527	$15,721	$134,091

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues; invoices that have been issued to customers but were uncollected and have not been recognized as revenues; and amounts that will be invoiced and recognized as revenues in future periods. As of May 31, 2023, the Company’s remaining performance obligations were $50,000, which it expects to recognize as revenues over the next twelve months and the remainder thereafter.

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

Contract balances

The Company’s contract liabilities consist of receipts in advance for software development and FinMaster App. The Company withdrew from the investment platform service in February 2023 and the advance payment from FinMaster App would be refunded to customers upon requests received. The Company updated its assessment of amount of refunds and recognized the amounts received for which it did not expect to be entitled as a refund liability. Below is the summary presenting the movement of the Company’s contract liabilities for the nine months ended May 31, 2023 and 2022:

Receipt in advance	2023	2022

Balance as of September 1	$169,951	$16,225
Advances received from customers	211,787	184,967
Revenue recognized	(318,350)	(11,851)
Refund liability recognized	(13,078)	-
Exchange difference	(310)	(833)
Balance as of May 31	$50,000	$188,508

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

For the nine months ended May 31, 2023 and 2022, the total R&D expenses were $243,469 and $366,040, respectively.

For the three months ended May 31, 2023 and 2022, the total R&D expenses were $26,781 and $104,861, respectively.

Sales and marketing expenses

Sales and marketing expenses consist primarily of marketing and promotional expenses, salaries and other compensation-related expenses to sales and marketing personnel. Advertising expenses consist primarily of costs for the promotion of corporate image and product marketing. The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expenses. For the nine months ended May 31, 2023 and 2022, advertising costs totaled $19,589 and $252,951, respectively. For the three months ended May 31, 2023 and 2022, advertising costs totaled $1,166 and $12,902, respectively.

From September 2019, customers or users of the FinMaster App can obtain points through any other ways such as account registration referral to the FinMaster App, frequent sign-ins to the application and sharing articles from the application to users’ own social media, etc. The Company believes these points are to encourage user engagement and generate market awareness. As a result, the Company accounts for such points as sales and marketing expenses with a corresponding liability recorded under other current liabilities of its unaudited condensed consolidated balance sheets upon the points offering. The Company estimates liabilities under the customer loyalty program based on cost of the merchandise that can be redeemed, and its estimate of probability of redemption. At the time of redemption, the Company records a reduction of inventory and other current liabilities. The loyalty program was ended on April 30, 2023 after the Company withdrew from the investment platform service.

Since historical information is limited for the Company to determine any potential points forfeiture and most merchandise can be redeemed without requiring a significant amount of points compared with the amount of points provided to users, the Company has used an estimated forfeiture rate of zero.

For the nine months ended May 31, 2023 and 2022, redeemable point liability (credited) charged as sales and marketing expenses were $(70,495) and $19,850, respectively.

For the three months ended May 31, 2023 and 2022, redeemable point liability (credited) charged as sales and marketing expenses were $(69,018) and $12,363, respectively.

As of May 31, 2023 and August 31, 2022, liabilities recorded related to unredeemed points were $nil and $82,638, respectively, which were included in other payables (note 9).

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

Inventory as of May 31, 2023 and August 31, 2022 represents merchandise inventory which can be redeemed by deducting membership rewards points of customer loyalty program.

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

Impairment of Long-Lived Assets (including amortizable intangible assets)

The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recorded by the Company for the nine and three months ended May 31, 2023 and 2022.

Employee benefits

The Taiwan subsidiary also operates a Defined Contribution Pension Plan under the Labor Pension Act (the Act) for employees in Taiwan. The Act stipulated that the contribution rate by the employer per month shall not be less than 6% of the employees’ monthly salary, and the Table of Monthly Contribution Salary Classification shall be prescribed by Central Competent Authority. The highest bracket of Monthly Contribution Salary issued by Central Competent Authority is $4,861 (NTD150,000). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $13,448 and $32,862 for the nine months ended May 31, 2023 and 2022, respectively. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $3,579 and $9,475 for the three months ended May 31, 2023 and 2022, respectively.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to the employees. Chinese labor regulations require that the PRC subsidiary of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries, up to a maximum amount specified by the local government. The Company has no legal obligation for the benefits beyond the contributions made. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $67,862 and $96,022 for the nine months ended May 31, 2023 and 2022, respectively. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $9,812 and $33,251 for the three months ended May 31, 2023 and 2022, respectively.

The Hong Kong subsidiary operates a Mandatory Provident Fund (“MPF”) scheme for all qualifying employees in Hong Kong. The MPF is a defined contribution scheme and the assets of the scheme are managed by a trustee independent of the Company. The MPF is available to all employees aged 10 to 64 with a least 60 days of service under the employment of the Company in Hong Kong. Contributions are made by the Company to a cap of HK$1,500 (equivalent to $192 per month). Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $5,115 and $5,124 for the nine months ended May 31, 2023 and 2022, respectively. Total amounts of such employee benefit expenses, which were expensed as incurred, were approximately $3,524 and $4,083 for the three months ended May 31, 2023 and 2022, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of May 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

	For the nine months ended		For the three months ended
	May 31, 2023	May 31, 2022	May 31, 2023		May 31, 2022

Net loss	$(2,180,698)	$(9,270,401)	$(734,695)		$(4,774,115)
Weighted average number of shares of common stock outstanding - Basic and diluted**	203,769,902	171,713,173	209,052,870		184,072,180
Net loss per share - Basic and diluted	$(0.01)	$(0.05)	$(0.00	)*	$(0.02)

*	Less than $0.01

**	Including 6,484,762 shares granted and vested but not yet issued for the period ended May 31, 2023; and including 6,442,936 shares that were granted and vested but not yet issued for the period ended May 31, 2022.

Stock-based compensation

The Company accounts for share-based compensation awards to officers, directors, employees, and for acquiring goods and services from nonemployees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the vesting period. The Company accounts for forfeitures when they occur.

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

Translation of amounts from foreign currencies into US$ has been made at the following exchange rates for the respective periods:

	As of May 31, 2023	As of August 31, 2022

Period-end NT$ : US$ 1 exchange rate	30.74	30.38
Period-end RMB : US$ 1 exchange rate	7.11	6.89

	For the nine months ended,
	May 31, 2023	May 31, 2022

Period average NT$ : US$ 1 exchange rate	30.86	28.22
Period average RMB : US$ 1 exchange rate	6.97	6.42

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. In March 2022, the FASB issued ASU 2022-02, Topic 326. The ASU eliminates the accounting guidance for trouble debt restructurings by creditors in Subtopic 310-40, and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, the ASU requires disclosure of gross writeoffs of receivables by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2022-02 will have on its condensed consolidated financial statement presentations and disclosures.

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

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on the Company’s condensed consolidated financial statement presentations and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. Goodwill was fully impaired as of August 31, 2022. No impairment loss of Goodwill of the reporting unit of the Fintech App development was recognized for the nine and three months ended May 31, 2023 and 2022.

4. PLANT AND EQUIPMENT, NET

Plant and equipment as of May 31, 2023 and August 31, 2022 are summarized below:

	As of May 31, 2023	As of August 31, 2022
Furniture and fixtures	$30,310	$30,494
Office equipment	52,346	89,858
Leasehold improvement	45,799	82,969
Total	128,455	203,321
Less: Accumulated depreciation	(113,395)	(132,317)
Plant and Equipment, net	$15,060	$71,004

Depreciation expenses, classified as operating expenses, were $30,999 and $32,738 for the nine months ended May 31, 2023 and 2022, respectively; and $8,883 and $11,666 for the three months ended May 31, 2023 and 2022, respectively.

5. INTANGIBLE ASSETS, NET

Intangible assets costs as of May 31, 2023 and August 31, 2022 are summarized below:

	As of May 31, 2023	As of August 31, 2022
Investment platform	$30,000	$30,000
Technical know-hows	818,200	818,200
Trademarks	4,920	4,920
Total	853,120	853,120
Less: Accumulated amortization	(199,404)	(199,035)
Impairment	(649,781)	(649,781)
Intangible assets, net	$3,935	$4,304

Amortization expense for intangible assets was $369 and $67,542 for the nine months ended May 31, 2023 and 2022, respectively; and $123 and $22,534 for the three months ended May 31, 2023 and 2022, respectively.

During the course of the Company’s strategic review of its operations, the Company assessed the recoverability of the carrying value of the Company’s intangible assets. The impairment charge, if any, represented the excess of carrying amounts of the Company’s intangible assets over their fair value, using the expected future discounted cash flows. No impairment loss of intangible asset was recognized for the nine and three months ended May 31, 2023 and 2022.

As of May 31, 2023, amortization expenses related to intangible assets for future periods are estimated to be as follows:

2023 (remaining period)	$123
2024	492
2025	492
2026	492
2027	492
2028 and thereafter	1,844
Total	$3,935

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

DFP engages in online higher education services. It is committed to promoting Asian talent education services, and cooperating with practical entrepreneurs on both sides of the strait to offer courses related to business management and business marketing, assisting Taiwan’s small and medium-sized corporations, entrepreneurs, and middle and high-level managers open up new ideas and improve their business vision. As of May 31, 2023 and August 31, 2022, the Company held 7.01% and 7.06%, respectively of DFP’s outstanding common stock.

7. RELATED PARTY TRANSACTIONS AND BALANCES

Name of Entity or Individual	Relationship with the Company
DFP Holdings Limited (“DFP”)	Note a
Reblood Biotech Corp.	Note b
Reblood Biotech Limited	Note b
Asia Pacific Integrating System Limited	Note c
Yi-Hsiu Lin	Shareholder and director of the Company
Jui-Chin Chen	Shareholder of the Company
Teh-Ling Chen	Shareholder of the Company
CPN Investment Limited	Shareholder of the Company
Kuo-Hsun Hsu	Shareholder of the Company
Chun-Shuo Huang	Shareholder of the Company
Yu-Cheng Tu	Shareholder of the Company
Chin-Chiang Wang	Shareholder of the Company
Ching-Nan Wang	Shareholder of the Company
Chin-Ping Wang	Shareholder of the Company
Shih-Chu Lo	Shareholder of the Company
Chang-Ming Lu	Shareholder of the Company
Chien Chiao	Shareholder of the Company

(a)	As of May 31, 2023, the Company and Yi-Hsiu Lin held 7.01% and 7.01% of DFP’s outstanding common stock. DFP was also the shareholder of the Company.

(b)	Reblood Biotech Corp., a Nevada company, in which Yi-Hsiu Lin was the shareholder. Reblood Biotech Limited, a Hong Kong company, which was a subsidiary of Reblood Biotech Corp.

(c)	Asia Pacific Integrating System Limited, a Taiwanese company, in which Yu-Cheng Tu and Shih-Chu Lo, shareholders of the Company, holding 50.5% equity interests as of May 31, 2023.

Related party transactions:

The Company entered into the following significant related party transactions:

	For the nine months ended		For the three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

Provision of software development service to DFP (a)	$300,000	$-	$-	$-
Provision of software maintenance service to DFP (a)	46,706	-	15,641	-

Rental expense to Yu-Cheng Tu (b)	-	3,189	-	(50)
Rental expense to Reblood Biotech Limited (d)	27,811	26,266	9,509	8,521

Interest expense to:
Teh-Ling Chen (Note 13)	-	9,572	-	3,572
CPN Investment Limited (c)	1,892	-	1,892	-
Chun-Shuo Huang (Note 10(a))	25,816	3,186	8,673	3,160
Ching-Nan Wang (Note 12)	54,000	45,000	18,000	15,000
Jui-Chin Chen (Note 10(b) and 13)	3,600	4,488	1,200	1,488
Chang-Ming Lu (Note 10(h))	422	-	422	-
Chin-Chiang Wang (Note 10(c) and 13)	9,000	9,000	3,000	3,000
Chin-Ping Wang (Note 13)	-	4,515	-	1,680
Ching-Nan Wang (Note 13)	-	4,515	-	1,680

(a)	The Company entered into a Customized App Development Agreement providing the online and offline learning opportunities across different subjects on January 27, 2022 with DFP. The Company delivered an app and provided the follow-up maintenance service since August 2022. For the nine and three months ended May 31, 2023, software maintenance income of $46,706 and $15,641, respectively was generated from this customer. Both parties entered another software development agreement on March 31, 2022 and the Company delivered the app on January 16, 2023. For the nine and three months ended May 31, 2023, revenue of $300,000 and $nil, respectively was generated.

(b)	On September 1, 2020, LOC leased an office in Taichung, Taiwan from the Company’s shareholder- Yu-Cheng Tu. The lease was renewed on April 1, 2021 for additional one-year term and early terminated on October 31, 2021. The monthly lease was for the amount of NTD 45,000 ($1,593), with a term of one year. During the nine months ended May 31, 2023 and 2022, the Company recognized rental expenses of $nil and $3,186, respectively that are included in general and administrative expenses. During the three months ended May 31, 2023 and 2022, the Company recognized rental expenses (income) of $nil and $(50), respectively that are included in general and administrative expenses.

(c)	The Company borrowed a principal amount of $40,000 on May 16, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loans fully repaid on May 31, 2022. No interest was accrued as of May 31, 2022. The Company later borrowed a principal amount of $62,000 on September 27, 2022. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on November 1, 2022. Further $73,400 was borrowed from December to February 2023 and $20,000 was repaid on May 24, 2023. The loan was 6% interest bearing payable on maturity and would be matured in one year. Interest of $1,892 was incurred for the nine and three months ended May 31, 2023.

(d)	On June 1, 2021, JFB leased an office in Taipei, Taiwan from a company which was the subsidiary of Reblood Biotech Corp.. The monthly lease was for the amount of NTD 82,062 ($2,908), with a term of 16 months. On October 1, 2022, the lease was renewed for additional one year. The monthly rental was NTD 97,062 ($3,145). During the nine months ended May 31, 2023 and 2022, the Company recognized rental expenses of $27,811 and $26,266, respectively that are included in general and administrative expenses. During the three months ended May 31, 2023 and 2022, the Company recognized rental expenses of $9,509 and $8,521, respectively that are included in general and administrative expenses.

(e)	NTD64,000 ($2,082) was paid for Kuo-Hsun Hsu’s quarter on November 3, 2022. The lease was early terminated in April 2023 and the deposit paid became non-refundable.

Related party balances:

Apart from the above, the Company recorded the following significant related party balances as of May 31, 2023 and August 31, 2022:

	As of May 31, 2023	As of August 31, 2022
Accounts receivable from related parties

Receivables from DFP	$2,700	$2,732

Up to the date of this report, DFP had repaid $nil to the Company.

	As of May 31, 2023	As of August 31, 2022
Contract liabilities due to related parties

due to DFP	$-	$150,000
due to Asia Pacific Integrating System Limited	$50,000	$-

The Company entered into an agreement with a third party customer to assist the customer in the development of their mobile e-commerce software on August 31, 2022. Up to the date of this report, $nil of the above contract liabilities had been utilized.

	As of May 31, 2023	As of August 31, 2022
Accrued interests payable to related parties

Ching-Nan Wang (note 12)	$38,935	$2,935
Chun-Shuo Huang (note 10 (a))	2,851	2,851
Jui-Chin Chen (note 10(b))	6,829	3,229
Chin-Chiang Wang (note 10(c))	6,165	9,165
CPN Investment Limited (note 10(g))	1,892	-
Chang-Ming Lu (note 10(h))	422	-
	$57,094	$18,180

8. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	As of May 31, 2023	As of August 31, 2022

Rental and management fee deposits	$17,419	$100,498
Other prepaid expenses	48,363	52,723
Staff advances	325	-
Other taxes recoverable	-	35,802
	66,107	189,023
Less: non-current portion
Rental and management fee deposits	731	12,822
Prepayments, deposits and other receivables, non-current	731	12,822
Prepayments, deposits and other receivables, current	$65,376	$176,201

9. ACCRUED EXPENSES AND OTHER PAYABLES

	As of May 31, 2023	As of August 31, 2022
Accrued interests (Note 7, 10 and 12)	$57,094	18,180
Accrued payroll	159,702	150,932
Other accrued expenses	289,392	197,428
Other taxes payable	-	1,377
Refund liabilities	23,691	-
Point liabilities	-	82,638
	$529,879	450,555

10. DUE FROM (TO) SHAREHOLDERS AND DIRECTORS

	As of May 31, 2023	As of August 31, 2022
Other loans from shareholders:
Jui-Chin Chen (b)	$(80,000)	$(80,000)
Chun-Shuo Huang (a)	(140,647)	(145,159)
Mei-Ying Huang (d)	(2,602)	(35,550)
Chin-Chiang Wang (c)	(200,000)	(200,000)
CPN Investment Limited (g)	(53,400)	-
Chang-Ming Lu (h)	(98,453)	-
Total (Note 11)	(575,102)	(460,709)
Less: Other loans from shareholders, non-current	200,000	200,000
	$(375,102)	$(260,709)

Due to a director - current:
Yi-Hsiu Lin (e)	$(1,120,305)	$(973,564)

Due to shareholders - current:
Yu-Cheng Tu (e)	$(41,161)	$(42,472)
Hung-Pin Cheng (e)	(5,354)	(471)
Mei-Ying Huang (e)	(800)	(800)
Shih-Chu Lo (e)	(800)	(800)
Jun-Yuan Chen (e)	(800)	(800)
Kuo-Hsun Hsu (e)	(2,572)	-
Total	$(51,487)	$(45,343)

(a)	On May 31, 2022, the Company obtained a loan of RMB1,000,000 ($140,647) from Chun-Shuo Huang, which accrues interest at the rate of 8% per annum. The loan was due on May 27, 2022 and further extended to December 31, 2022 and accrued interest at the rate of 2% per month. The repayment was extended to December 31, 2023 as agreed by both parties. Interest of $25,816 and $nil respectively was incurred for the nine months ended May 31, 2023 and 2022. Interest of $8,673 and $nil respectively was incurred for the three months ended May 31, 2023 and 2022. Interest of $2,851 was accrued as of May 31, 2023 and August 31, 2022.

(b)	The loan was modified from convertible note on March 23, 2022 and would be repayable in five installments before May 31, 2023 with 6% interest-bearing per annum. $20,000 was repaid by the Company as of May 31, 2023. On November 29, 2022, both parties entered into an amendment agreement to extend the payment time of the remaining loans and interests by November 30, 2023. For the nine months ended May 31, 2023 and 2022, interest of $3,600 and $4,500 were incurred respectively. For the three months ended May 31, 2023 and 2022, interest of $1,200 and $1,500 were incurred respectively. Interest of $6,829 and $3,229 was accrued as of May 31, 2023 and August 31, 2022, respectively.

(c)	The loan was modified from convertible note on May 3, 2022 and would mature on November 25, 2024 with 6% interest-bearing per annum. For the nine months ended May 31, 2023 and 2022, interest of $9,000 were incurred. For the three months ended May 31, 2023 and 2022, interest of $3,000 were incurred. Interest of $6,165 and $9,165 was accrued as of May 31, 2023 and August 31, 2022, respectively.

(d)	The Company borrowed non-interest bearing loans in the aggregate amount of NTD4,000,000 ($130,378) from Mei-Ying Huang. The loan of NTD2,500,000 ($81,486) borrowed on November 24, 2021 was due on May 24, 2022 but further extended to December 31, 2022. The loan was fully repaid on October 25, 2022. The loan of NTD1,000,000 ($32,594) borrowed on January 12, 2022 was fully repaid on July 22, 2022. NTD420,000 ($13,663) was repaid for the remaining loan of NTD500,000 ($16,265) obtained on February 9, 2022 which would be repayable based on the Company’s financial ability.

(e)	Amounts due to shareholders and a director are unsecured, interest-free with no fixed payment term.

(f)	NTD64,000 ($2,082) was paid for Kuo-Hsun Hsu’s quarter on November 3, 2022. The lease was early terminated in April 2023 and the deposit paid became non-refundable.

(g)	The Company borrowed a principal amount of $62,000 on September 27, 2022 from a shareholder – CPN Investment Limited. The loan was 6% interest bearing payable on maturity and would be matured in one year. The loan was fully repaid on November 1, 2022. Further $73,400 was borrowed from December to February 2023 and $20,000 was repaid on May 24, 2023. The loan was 6% interest bearing payable on maturity and would be matured in one year. Interest of $1,892 was incurred for the nine and three months ended May 31, 2023. Interest of $1,892 was accrued as of May 31, 2023.

(h)	The Company borrowed a principal amount of $100,974 (RMB700,000) on April 26, 2023 from a shareholder – Chang-Ming Lu. The loan was 5% p.a. interest bearing payable on monthly basis and would be matured on December 31, 2023. The loan was fully received by May 8, 2023. Interest of $422 was incurred for the nine and three months ended May 31, 2023. Interest of $422 was accrued as of May 31, 2023.

(i)	The Company borrowed an non-interest bearing loan of NTD34,500 ($1,122) from Chien Chiao on March 16, 2023. The maturity date was June 30, 2023 and it was fully repaid on April 18, 2023.

11. OTHER LOANS

	As of May 31, 2023	As of August 31, 2022
Other loans:
- from shareholders (note 10)	$575,102	$460,709
- from a non-related party	1,171	-
	576,273	460,709
Less: Other loan, non-current:	(200,000)	(200,000)
	$376,273	$260,709

On September 15, 2022, the Company borrowed non-interest bearing loan of NTD30,000 ($976) from a non-related company which was owned by an employee of the Company. The loan would be repayable on September 15, 2023. Further non-interest loan of NTD148,000 ($4,815) was borrowed in January 2023 and would be repayable in one year. The Company repaid NTD142,000 ($4,620) as of May 31, 2023.

12. BONDS PAYABLE

The Company entered into a Bond Purchase Agreement with Ching-Nan Wang (who became the Company’s shareholder in May 2021) on August 14, 2019, pursuant to which the Company issued and sold to the purchaser a bond at an aggregate purchase price of $600,000. The bond will mature three years from August 14, 2019. Interest on the bond accrues at rate of 10% per annum and is payable on semi-yearly basis. The Company may exercise its right to repay this bond at any time on or before two years from the maturity date by wiring 100% of all outstanding principal and interest to the purchaser. On August 10, 2022, the bond was further extended to August 14, 2023 and 12% p.a. interest was payable quarterly. The bond was collateralized by 2,000,000 shares of DFP Holdings Limited and 1,000,000 shares of Reblood Biotech Corp. held by Yi-Hsiu Lin. Interest of $54,000 and $45,000 was incurred in nine months ended May 31, 2023 and 2022, respectively. Interest of $18,000 and $15,000 was incurred in three months ended May 31, 2023 and 2022, respectively. Interest of $38,935 and $2,935 was accrued as of May 31, 2023 and August 31, 2022, respectively. On July 31, 2023, the bond was further extended to August 14, 2024 and other terms were subject to further negotiation.

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

During the nine months ended May 31, 2023 and 2022, interest of $nil and $31,518 were incurred on the Notes, respectively.

During the three months ended May 31, 2023 and 2022, interest of $nil and $10,848 were incurred on the Notes, respectively.

14. INCOME TAXES

For the period ended May 31, 2023 and 2022, the local (United States) and foreign components of loss before income tax were comprised of the following:

	Nine months ended		Three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Tax jurisdictions from:
- Local	$(822,441)	$(6,263,237)	$(364,818)	$(3,887,485)
- Foreign, representing
Seychelles	-	-	-	-
British Virgin Islands	(1,291)	(2,046)	108	(191)
Taiwan	(568,861)	(1,792,198)	(131,759)	(540,758)
PRC	(466,336)	(520,338)	(125,314)	(265,710)
Hong Kong	(321,769)	(706,029)	(112,912)	(84,454)
Loss before income tax	(2,180,698)	(9,283,848)	(734,695)	(4,778,598)

The components of the benefit for income taxes expenses are:

	Nine months ended		Three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Current	$-	$-	$-	$-
Deferred	-	(13,447)	-	(4,483)
Total income tax benefit	$-	$(13,447)	$-	$(4,483)

The benefit for income taxes consisted of the following:

	Nine months ended		Three months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Loss before income taxes	$(2,180,698)	(9,283,848)	(734,695)	$(4,778,598)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income rate	(457,947)	(1,949,608)	(154,286)	(1,003,505)
Reconciling items:
Non-deductible expenses	87,628	929,439	34,445	618,124
Share-based payments	137,580	474,395	44,713	251,624
Tax effect of tax exempt entity	271	430	(23)	40
Rate differential in different tax jurisdictions	(9,807)	9,560	(662)	(6,428)
Valuation allowance on deferred tax assets	242,275	522,337	75,813	135,662
Income tax benefit	$-	$(13,447)	$-	$(4,483)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of May 31, 2023, the operations in the United States of America incurred $2,550,937 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2037, if unutilized. As of May 31, 2023, the Company has provided for a full valuation allowance of $535,697 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, LFGL is registered as an international business company, as such, LFGL is governed by the International Business Companies Act of Seychelles and not subject to income taxes in Seychelles.

British Virgin Islands

NPI is tax exempted in the British Virgin Islands where it was incorporated.

Taiwan

LOC is subject to corporate income tax (“CIT”) in Taiwan. Since January 1, 2018, the CIT rate in Taiwan is 20%. As of May 31, 2023, LOC had net operating loss carry-forwards in Taiwan of $4,027,997, which will expire in various years through 2027. The Company has provided for a full valuation allowance of $805,599 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

BJDC is subject to corporate income tax (“CIT”) at 25% in accordance with the relevant tax laws and regulations of the PRC. As of May 31, 2023, BJDC had net operating loss carry-forwards in the PRC of $2,859,847, which will expire in various years through 2029. The Company has provided for a full valuation allowance of $714,962 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

JFB is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. No provision for Hong Kong profits tax has been made in the financial statements as JFB has no assessable profits for the period. As of May 31, 2023, the operations in Hong Kong incurred $nil of cumulative net operating losses (NOL’s) which can be carried forward indefinitely to offset future taxable income. As of May 31, 2023, the Company has provided for a full valuation allowance of approximately $nil against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	May 31, 2023	August 31, 2022
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$(535,697)	$(500,564)
– Taiwan	(805,599)	(699,772)
– PRC	(714,962)	(600,648)
– Hong Kong	-	-

Less: valuation allowance	2,056,258	1,800,984
	$-	$-

15. COMMON STOCK

On September 1, 2021, the Company renewed the employment agreement with Yi-Hsiu Lin for additional two years. Pursuant to the agreement, Mr. Lin will be compensated at an annual rate of $120,000 per year (the “Base Compensation”), prorated for any partial year, payable in cash or with 2,500,000 shares of restricted common stock, which would vest as of March 1, 2022 and March 1, 2023. In addition, Mr. Lin may be entitled to bonus compensation of up to three times the Base Compensation based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The bonus compensation offer was cancelled on March 1, 2022. The fair value of the shares of restricted common stock for each of the years ending August 31, 2023 and 2022 was $250,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2023 and 2022, the Company amortized $187,500 as remuneration. During the three months ended May 31, 2023 and 2022, the Company amortized $62,500 as remuneration.

On September 1, 2021, the Company issued a director offer letter to Shui Fung Cheng, pursuant to which Mr. Cheng agreed to serve as a director of the Company for a one-year term. For his service as a director, Mr. Cheng would receive an annual compensation, prorated for any partial year, in the form of $80,000 in cash or 1,500,000 shares of restricted common stock. The offer letter provided that compensation, either in cash or shares of restricted common stock, would be paid or granted immediately on September 1, 2021. On September 1, 2022, the Company re-issued a director offer letter to Shui Fung Cheng with the same compensation for further one year. The fair value of the shares of restricted common stock granted on September 1, 2021 and 2022 was $150,000 each, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2023 and 2022, the Company amortized $112,500 as remuneration. During the three months ended May 31, 2023 and 2022, the Company amortized $37,500 as remuneration.

On March 1, 2021, the Company renewed the consulting agreement with a consultant to provide business advisory services to the Company for a one-year term. Pursuant to the agreement, the Company agreed to pay the consultant a fee of $60,000 and 1,000,000 shares of restricted common stock, which vested not later than June 30, 2021, prorated for any partial year. The fair value of the shares of restricted common stock was $100,000 which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine and three months ended May 31, 2022, the Company amortized $50,000 and $25,000 respectively as consulting expenses under this agreement. The shares were granted and issued on December 16, 2021.

On June 30, 2020, the Company’s board of directors agreed to grant a new employee of JFB, (i) 5,000,000 shares of restricted common stock in connection with such employee’s employment (the “Inducement Shares”) and (ii) 5,000,000 shares of restricted common stock upon the achievement of each of two milestones set forth in such employee’s offer letter relating to the FinMaster mobile application. The fair value of the shares of restricted common stock to be issued to him was $6,000,000, which was calculated based on a price per share of $0.40. As of August 31, 2022, apart from the 5,000,000 Inducement Shares, 5,000,000 shares were vested to the employee upon achievement of the first milestone set forth in the employee’ offer letters, the Company amortized $139,560, $1,622,940 and $237,500, respectively as salaries under this milestone for the years ended August 2022, 2021 and 2020. However, during the year ended August 31, 2022, the company reassessed the likelihood that the employee will achieve for the second milestone and determined that the employees will not achieve the targets of the second milestone, the Company recognized a reverse to salary $348,627 under this milestone. During the nine and three months ended May 31, 2022, the Company amortized $318,108 and $75,627, respectively, as salaries. As of May 31, 2022, 10,000,000 shares were issued.

The Company issued 8,415,111 shares of common stock for the acquisition of NPI in August 2020 (Note 1).

On August 1, 2020, the Company entered into a one-year consulting services agreement with a company. Pursuant to the agreement, the Company agreed to pay the provider an annual compensation of $66,000, prorated for any partial year. In addition, for the services rendered by the provider’s employees, the provider was granted 1,000,000 shares of restricted common stock, vested on September 15, 2020. The fair value of 1,000,000 shares granted was $400,000, which was calculated based on the stock price of $0.40 per share and will be amortized over the service term. During the nine and three months ended May 31, 2022, the Company recognized $16,666 and $nil respectively as compensation under these arrangements. The shares were issued on January 6, 2021.

On November 1, 2020, the Company entered into one-year consulting agreements with two consultants to assist in monitoring and improving FinMaster APP. Pursuant to the agreement, the Company agreed to pay the consultants 2,500,000 shares of restricted common stock, which vested on November 1, 2020, prorated for any partial year. The fair value of the shares of restricted common stock was $2,500,000, which was calculated based on a price per share of $1.00 and amortized over the service term. During the nine and three months ended May 31, 2022, the Company amortized $416,666 and $nil respectively as consulting expenses under these agreements. The shares were issued on December 22, 2020.

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

On September 1, 2021, the Company issued an offer letter to Hsu Kuo-Hsun, pursuant to which Mr. Hsu agreed to serve as chairman of LOC for two years. Per the terms of the offer letter, Mr. Hsu will receive a monthly remuneration of NT$60,000 (equivalent to $1,902) in cash and 2,400,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the each of years ending August 31, 2023 and 2022 was $120,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2023 and 2022, the Company amortized $90,000 each as consulting expenses under this agreement. During the three months ended May 31, 2023 and 2022, the Company amortized $30,000 each as consulting expenses under this agreement. 1,200,000 shares were issued on October 5, 2022.

On September 1, 2021, the Company issued a Senior Vice President (“SVP”) offer letter to Chiao Chien, pursuant to which Mr. Chiao agreed to serve as SVP of user experience of the Company for two years. For his services, Mr. Chiao will receive a monthly remuneration of RMB 17,000 (equivalent to $2,385) in cash and 3,000,000 shares of restricted common stock, which shall be granted in two equal tranches and vested on March 1, 2022 and March 1, 2023. The fair value of the shares of restricted common stock for the each of years ending August 31, 2023 and 2022 was $150,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2023 and 2022, the Company amortized $112,500 each as consulting expenses under this agreement. During the three months ended May 31, 2023 and 2022, the Company amortized $37,500 each as consulting expenses under this agreement. 1,500,000 shares were issued on October 5, 2022.

On December 21, 2021, pursuant to the 2021 Equity Incentive Plan, the Company granted an aggregate of 9,550,850 non-restricted share units of the Company’s common stock to certain employees and consultants of the Company. In accordance with the vesting schedule of the grant, the restricted shares will vest immediately. The fair price of the non-restricted shares was $0.10 per share. The Company recognized the share-based compensation expenses over the vesting period on a graded-vesting method. The Company recorded non-cash share-based compensation of $955,085 for the nine and three months ended May 31, 2022, in respect of the non-restricted shares granted. The shares were issued on March 2, 2022. As of May 31, 2023, neither unrecognized stock-based compensation was associated with the above share units nor vested shares were to be issued.

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

On October 1, 2022, the Company entered into consultant agreement with Shou-Hung Hsu for two years. Pursuant to the agreement, Mr. Hsu was compensated at $25,000 per year, prorated for any partial year, payable in cash or with 700,000 shares of restricted common stock, which would vest as of December 31, 2022 and September 30, 2023. The fair value of the shares of restricted common stock for the first year was $35,000, which was calculated based on a price per share of $0.10 and amortized over the service term. During the nine months ended May 31, 2023 and 2022, the Company amortized $23,334 and $nil, respectively as consulting expenses under this agreement. During the three months ended May 31, 2023 and 2022, the Company amortized $8,751 and $nil, respectively as consulting expenses under this agreement.

On February 20, 2023, the Company appointed a third party as liquidator of LOC. The party will receive remuneration of $30,000 in cash and 200,000 shares of restricted common stock for the services provided. The fair value of the shares of restricted common stock was $20,000, which was calculated based on a price per share of $0.10. During the nine and three months ended May 31, 2023, the Company recognized $50,000 as professional fees under this agreement. The shares are expected to be issued in October 2023.

On February 28, 2023, the Company dismissed ten employees located in Beijing and was liable to pay severance payment of $129,572 (RMB907,000), payable in cash of $36,930 (RMB258,500) and with 926,429 shares of restricted common stock, which would vest on August 31, 2023. The fair value of the shares of restricted common stock was $92,643, which was calculated based on a price per share of $0.10. During the nine months ended May 31, 2023 and 2022, the Company recognized $92,643 and $nil, respectively as severance payment. During the three months ended May 31, 2023 and 2022, no severance payment was recognized by the Company.

On March 15, 2023, the Company issued an offer letter to Kuo-Kang Chang, pursuant to which Mr. Chang agreed to serve as senior VP of marketing and branding strategy for two years. For his services, Mr. Chang will receive an annual remuneration of $20,000 in cash or 1,000,000 shares of restricted common stock. In addition, Mr. Chang may be entitled to additional 1,000,000 restricted shares based on his achievement of appropriate performance criteria to be determined by the board of directors or a committee thereof. The fair value of the shares of restricted common stock for the first year was $100,000, which was calculated based on a price per share of $0.10 and amortized over the service term. The performance criterion was not achieved as of May 31, 2023. During the nine and three months ended May 31, 2023, the Company amortized $16,667 as consulting expenses under this agreement. 1,000,000 shares were issued to Mr. Chang on April 10, 2023.

On April 20, 2023, the Company entered into consultant agreement with Yueh-Hung Chou for one year. Pursuant to the agreement, Mr. Chou will be compensated at NT$25,000 per month. In addition, he would be remunerated by 300,000 restricted shares of the Company upon the achievement of certain performance as agreed. The performance criterion was not achieved as of May 31, 2023. During the nine and three months ended May 31, 2023, no share based compensation was recognized by the Company under this agreement.

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

From October 2022 to April 2023, the Company entered into securities purchase agreements with several accredited investors whereby the investors purchased a total of 6,000,000 shares of the Company’s restricted common stock at an average price of $0.13 per share. The Company received aggregate gross proceed of $800,000. Pursuant to the terms of the securities purchase agreement, the investor will have piggyback registration rights with respect to the shares. The shares were issued to the investors as of May 31, 2023.

In May 2023, the Company received aggregate gross proceeds of $124,250 from several accredited investors whereby the investors intended to purchase a total of 2,485,000 shares of the Company’s restricted common stock at an average price of $0.05 per share. The shares are expected to be issued in September 2023.

As of May 31, 2023, unrecognized share-based compensation expense was $262,500.

As of May 31, 2023, 6,484,762 shares were granted to employees and vested but not yet issued.

16. COMMITMENTS AND CONTINGENCIES

During the period ended May 31, 2023, the Company entered into month-to-month lease agreements with independent third parties to rent office and staff quarter premises in Taiwan, Shenzhen, Beijing and Hong Kong. The rental expense for the nine months ended May 31, 2023 and 2022 were $179,457 and $259,402 respectively; and $48,811 and $110,925 for the three months ended May 31, 2023 and 2022 respectively.

The components of lease costs, lease term and discount rate with respect of leases with an initial term of at least 12 months are as follows:

	For the nine months ended
	May 31, 2023	May 31, 2022

Operating lease cost – classified as general and administrative expenses	$143,916	$259,402
Weighted Average Remaining Lease Term – Operating leases	0.64 years	1.54 years
Weighted Average Discounting Rate – Operating leases	5.57%	5.31%

The following is a schedule, by years, of maturities of lease liabilities as of May 31, 2023:

Operating leases
2023 (remaining period)	$17,152
2024	11,154
2025	-
2026	-
2027	-
Thereafter	-
Total undiscounted cash flows	28,306
Less: imputed interest	(213)
Present value of lease liabilities	$28,093

Contingencies

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employees are terminated due to restructuring, mutual agreement or expiration of a fixed-term labor contract. The Company has estimated its possible severance payments of approximately $72,000 and $146,000 as of May 31, 2023 and August 31, 2022, respectively. On February 28, 2023, the Company dismissed ten employees and severance payments of $129,717 (RMB907,000) were incurred. The compensation was payable in the form of cash of $37,074 (RMB258,500) and 926,429 restricted shares of the Company. The fair value of the shares of restricted common stock was $92,643, which was calculated based on a price per share of $0.10.The shares will be issued by August 31, 2023.

In Taiwan, an employer can terminate an employment contract with notice (or with pay in lieu of notice) and with severance pay only due to stoppage of business or a transfer of ownership, business losses or curtailment of business operations, suspension of operations due to a force majeure event, or alteration of the business nature, forcing a reduction in the number of employees, and those employees cannot be reassigned to other suitable positions, or the employee is incapable of performing the tasks assigned. The Company has estimated its possible severance payments of approximately $39,000 and $52,000 as of May 31, 2023 and August 31, 2022, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

17. SUBSEQUENT EVENTS

In June 2023, the Company received aggregate gross proceeds of $77,290 from several accredited investors whereby the investors intended to purchase a total of 1,545,800 shares of the Company’s restricted common stock at an average price of $0.05 per share. The shares are expected to be issued by end of August 2023.

A further loan of $43,274 (RMB300,000) was borrowed from a shareholder – Chang-Ming Lu on June 5, 2023. The loan was 5% p.a. interest bearing payable on monthly basis and would be matured on July 5, 2023. Both parties later mutually agreed to extend the maturity date to February 5, 2024.

On July 31, 2023, the bond was extended to August 14, 2024 and other terms were subject to further negotiation.

The director, Yi-Hsiu Lin and three individuals signed a memorandum of understanding (“MOU”) on developing application for AIR Office. Later, a non-related company which was owned by an employee of the Company entered into service agreement with JFB to execute the MOU for 5 months on July 12, 2023. NTD800,000 ($26,025) was received by the chairman of LOC on behalf of the Company on August 4, 2023.

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

We have incurred significant operating losses. As of May 31, 2023 and August 31, 2022, our accumulated deficits were $37,101,862 and $34,921,164, respectively. We generated revenue of $364,182 and $156,527 for the nine months ended May 31, 2023 and 2022, respectively. Our net losses were principally attributed to general and administrative expenses.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2023, we have suffered recurring losses from operations, and recorded an accumulated deficit, a working capital deficit and a shareholders’ deficit of $37,101,862, $2,525,159 and $2,671,199, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our profit generating operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	May 31, 2023	May 31, 2022
Net cash used in operating activities	$(1,200,436)	$(2,367,049)
Net cash used in investing activities	(1,102)	(39,856)
Net cash provided by financing activities	1,156,372	1,930,446
Cash and cash equivalents, beginning of period	213,270	787,154
Effects of exchange rate changes on cash and cash equivalents	(5,302)	(11,900)
Cash and cash equivalents, end of period	$162,802	$298,795

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2023 and 2022 was $1,200,436 and $2,367,049, respectively. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2023 and 2022 was $1,102 and $39,856, respectively. The net cash used in investing activities was related to the acquisition of plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2023 and 2022 was $1,156,372 and $1,930,446, respectively. The cash provided by financing activities were related to the issuance of shares in private placement, and advances from shareholders and a director and partially offset by the repayment to shareholders and directors.

Results of Operations

Comparison for the nine months ended May 31, 2023 and 2022

	For the nine months ended
	May 31, 2023	May 31, 2022
Revenue	$364,182	$156,527
Research and development expenses	(243,469)	(366,040)
Sales and marketing expenses	50,906	(272,801)
General and administrative expenses	(2,155,333)	(4,590,793)
Loss from operations	(1,983,714)	(5,073,107)
Interest expenses	(94,788)	(62,338)
Loss on change in fair value of convertible notes	-	(3,983,877)
Other expense	(102,196)	(164,526)
Loss before income tax	(2,180,698)	(9,283,848)
Income tax benefit	-	13,447

Net loss	$(2,180,698)	$(9,270,401)

Revenue

From September 2020, we generated revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster App. We also provided software development and maintenance services.

We generated revenue of $364,182 and $156,527 for the nine months ended May 31, 2023 and 2022, respectively. The increment of revenue was arisen from the new custom-made app project commenced in the current fiscal year.

Research and Development Expenses

Research and development expenses for the nine months ended May 31, 2023 and 2022 amounted to $243,469 and $366,040, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to the termination of consultancy agreement on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing (income) expenses were $(50,906) and $272,801 for the nine months ended May 31, 2023 and 2022, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the nine months ended May 31, 2023, and the sales and marketing expenses decreased. The loyalty program was ended on April 30, 2023 after the Company withdrew from the investment platform service. The reduction of redeemable point balances resulted in the reversal of point liabilities provision of $70,495.

General and Administrative Expenses

General and administrative expenses were $2,155,333 and $4,590,793 for the nine months ended May 31, 2023 and 2022, respectively. The decrease was mainly resulted from a decrease in computer and networking, share-based compensation and payroll from $410,789, $2,259,025 and $930,033, respectively for the nine months ended May 31, 2022 to $180,670, $655,144 and $475,382, respectively for the nine months ended May 31, 2023.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $nil and $3,983,877 on our convertible promissory notes for the nine months ended May 31, 2023 and 2022, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Expense

Other expense for the nine months ended May 31, 2023 amounted to $102,196 as compared to $164,526 in the same period of prior year. Other expense mainly consists of the exchange difference, net which was exchange differences arose from the depreciation/appreciation of NTD and RMB against USD for inter-group remittance.

Net Loss

Our net loss was $2,180,698 and $9,270,401 for the nine months ended May 31, 2023 and 2022, respectively. The net loss was mainly derived from our general and administrative expenses.

Comparison for the three months ended May 31, 2023 and 2022

	For the three months ended
	May 31, 2023	May 31, 2022
Revenue	$15,721	$134,091
Research and development expenses	(26,781)	(104,861)
Sales and marketing expenses	67,852	(25,265)
General and administrative expenses	(687,606)	(1,809,371)
Loss from operations	(630,814)	(1,805,406)
Interest expenses	(33,187)	(11,642)
Loss on change in fair value of convertible notes	-	(2,802,547)
Other expense	(70,694)	(159,003)
Loss before income tax	(734,695)	(4,778,598)
Income tax benefit	-	4,483

Net loss	$(734,695)	$(4,774,115)

Revenue

From September 2020, we generated revenue from a new, more comprehensive mobile application, which we refer to as the FinMaster App. We also provided software development and maintenance services.

We generated revenue of $15,721 and $134,091 for the three months ended May 31, 2023 and 2022, respectively. The decline of revenue was due to maintenance services rendered in current period as compared to the new custom-made app project commenced during the third quarter of prior fiscal year.

Research and Development Expenses

Research and development expenses for the three months ended May 31, 2023 and 2022 amounted to $26,781 and $104,861, respectively which primarily represented the charges for R&D and consulting work performed by third parties and salaries and benefits for those employees engaged in research, design and development activities after our acquisition of NPI in August 2020. The reduction of expenses was mainly due to the termination of consultancy agreement on December 31, 2021.

Sales and Marketing Expenses

Sales and marketing (income) expenses were $(67,852) and $25,265 for the three months ended May 31, 2023 and 2022, respectively. It consists of the advertising costs and the redeemable point liability charges after our acquisition of NPI in August 2020. The Company found the media advertising less effective than prior period, thus maintained cost control over the advertising expense during the three months ended May 31, 2023, and the sales and marketing expenses decreased. The loyalty program was ended on April 30, 2023 after the Company withdrew from the investment platform service. The reduction of redeemable point balances resulted in the reversal of point liabilities provision of $69,018.

General and Administrative Expenses

General and administrative expenses were $687,606 and $1,809,371 for the three months ended May 31, 2023 and 2022, respectively. The decrease was mainly resulted from a decrease in computer and networking, share-based compensation and payroll from $131,472, $1,122,585 and $229,221, respectively for the three months ended May 31, 2022 to $13,409, $212,919 and $125,015, respectively for the three months ended May 31, 2023.

Loss on change in fair value of convertible notes

We incurred a fair value loss of $nil and $2,802,547 on our convertible promissory notes for the three months ended May 31, 2023 and 2022, respectively. We elected to measure the convertible promissory notes in their entirety at fair value with changes in fair value recognized as non-operating income or loss at each balance sheet date.

Other Expense

Other expense for the three months ended May 31, 2023 amounted to $70,694 as compared to $159,003 in the same quarter of prior year. Other expense mainly consists of the exchange difference, net which was exchange differences arose from the depreciation/appreciation of NTD and RMB against USD for inter-group remittance.

Net Loss

Our net loss was $734,695 and $4,774,115 for the three months ended May 31, 2023 and 2022, respectively. The net loss was mainly derived from our general and administrative expenses.

Off-Balance Sheet Arrangements

As of May 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and principal financial and accounting officer. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2023 due to the following material weaknesses in our internal control over financial reporting.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our unaudited condensed consolidated financial statements as of and for the period ended May 31, 2023 to contain a material misstatement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than set forth below, there were no sales of unregistered securities during the quarter ended May 31, 2023 that were not previously reported on a Current Report on Form 8-K.

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

6,000,000 shares were issued as of August 22, 2023.

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

Date: August 25, 2023

	By:	/s/ Yi-Hsiu Lin
Yi-Hsiu Lin
Chief Executive Officer, President, Treasurer and
Director (Principal Executive Officer and Principal
Financial Officer)

